Form 10-Q
period 2011-02-28
Bella Petrellas Holdings, Inc.
filed 2011-04-14
CIK 1499855

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011 [Third Quarter]

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

COMMISSION FILE NO.  333-169145

BELLA PETRELLA’S HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	27-0645694
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

109 South Edison Avenue Tampa, Florida	33606
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: 813-258-5400

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act :None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [ ] NO [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	YES [ ] NO [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock at April 11, 2011 was 16,855,600 shares of $0.01 par value common stock.

SUMMARIES OF REFERENCED DOCUMENTS

This quarterly report on Form 10–Q may contain references to, summaries of, and selected information from agreements and other documents.  These agreements and documents are not incorporated by reference, but they are filed as exhibits to this quarterly report or to other reports we file with the U.S. Securities and Exchange Commission.  The summaries of and selected information from those agreements and other documents are qualified in their entirety by the full text of the agreements and documents, which you may obtain from the Public Reference Section of or online from the Commission. References in this report to any agreements and other documents are not necessarily complete. You should refer to the exhibits attached to this report and to other filings with the Commission for copies of the actual contract, agreement or other document.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10–Q may include “forward–looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend the forward–looking statements to be covered by the safe harbor provisions for forward–looking statements as described in that section.

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, or “may”, or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward-looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  While we make these forward–looking statements based on various factors and using numerous assumptions, we have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future.

The forward-looking statements are based upon our beliefs and assumptions using information available at the time the statements are made.  We caution you not to place undue reliance on our forward-looking statements as (i) these statements are neither predictions nor guaranties of future events or circumstances, and (ii) the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results.  We undertake no obligation to publicly update any forward-looking statement to reflect developments occurring after the date of this quarterly report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEX
CONSOLIDATED FINANCIAL STATEMENTS OF
BELLA PETRELLA’S HOLDINGS, INC.

Page

Balance Sheets at February 28, 2011(Unaudited) and May 31, 2010	5

Statements of Operations For the Three Months Ended February 28, 2011 (Unaudited) and February 28, 2010 (Unaudited) and For the Nine Months Ended February 28, 2011 (Unaudited) and For the Period From July 29, 2009 (date of inception) to February 28, 2010 (Unaudited)	6

Statements of Cash Flows For the Nine months Ended February 28, 2011 (Unaudited) and For the Period From July 29, 2009 (date of inception) to February 28, 2010 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

BELLA PETRELLA’S HOLDINGS, INC.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Balance Sheets

Assets	February 28, 2011	May 31, 2010
	(unaudited)
Current Assets
Cash in Bank	$223	$298
Accounts Receivable	12,341	12,526
Inventory	8,436	9,973
Prepaid Expenses	128,500	50,465
Total Current Assets	149,500	73,262

Other Assets
Trademarks	5,000	-

Total Assets	$154,500	$73,262

Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable (including related party balances of $74,551 and $17,393
at February 28, 2011 and May 31, 2010, respectively)	$127,668	$26,654

Total Liabilities	127,668	26,654

Shareholders' Equity
Common Stock, $0.01 par value; 500,000,000 shares authorized;
16,855,600 and 14,205,600 shares issued and outstanding
at February 28, 2011 and May 31, 2010, respectively	168,556	142,056
Additional Paid-in Capital	605,446	77,804
Accumulated deficit	(747,170)	(173,252)
Total Shareholders' Equity	26,832	46,608

Total Liabilities and Shareholders' Equity	$154,500	$73,262

See notes to financial statements

BELLA PETRELLA’S HOLDINGS, INC.
 (A majority owned subsidiary of JVW Entertainment, Inc.)
Statements of Operations
(unaudited)

				For the
	For the Three Months Ended February 28		For the Nine Months Ended	Period from July 28, 2009 (date of inception) to
	2011	2010	February 28, 2011	February 28, 2010

Revenues
Sales	$50,847	$13,524	$111,028	$29,985

Cost of Sales
Cost of Goods Sold	39,805	11,372	86,247	23,830

Gross Profit	11,042	2,152	24,781	6,155

Expenses
General and Administrative Expenses	96,204	2,703	598,699	149,437

Net Loss	$(85,162)	$(551)	$(573,918)	$(143,282)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Basic and diluted weighted average common
shares outstanding	16,823,378	14,201,544	16,476,113	14,200,995

See notes to financial statements

BELLA PETRELLA'S HOLDINGS, INC.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended	Period from July 28, 2009 (date of inception) to
	February 28, 2011	February 28, 2010
Cash flows from operating activities:
Net loss	$(573,918)	$(143,282)

Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Non-cash expenses	471,107	141,956
Changes in assets and liabilities:
Accounts Receivable	185	-
Inventory	1,537	1,524
Accounts Payable	101,014	-
Net cash (used) provided by operating activities	(75)	198

Cash flows from financing activities:
Sale of common stock	-	100
Net cash provided by financing activities	-	100

Net (decrease) increase in cash	(75)	298

Cash at beginning of period	298	100

Cash at end of period	$223	$298

Supplemental disclosures of cash flow investing and
noncash financing activities:
Stock issued in exchange for payment of expenses by JVW Entertainment, Inc.	$70,689	-
Contribution of inventory by founder	-	$11,435
Common stock issued in exchange for letter of intent	$125,000	-
Common stock issued for services	$250,000	-
Capital contribution for prepaid expenses by JVW Entertainment, Inc.	$3,500	-
Capital contribution for payment of expenses by JVW Entertainment, Inc.	$104,953	-

See notes to financial statements

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Financial Statements
Three Months and Nine Months Ended February 28, 2011 (unaudited) and Period from
July 28, 2009 (date of inception) to February 28, 2010 and the Three Months Ended February 28, 2010 (unaudited)

.
(1) Nature of Business

Bella Petrella’s Holdings, Inc. (the "Company") is a marketing company, incorporated in Florida on July 28, 2009. The Company sells its own line of gourmet pasta sauces and salsas. The Company’s principal assets are the 100% owned recipes developed by its founder.

(2) Basis of Presentation and Going Concern

While the information presented in the accompanying interim condensed financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as used in the May 31, 2010 audited financial statements of the Company. All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements, and these Notes to Interim Condensed Financial Statements are abbreviated and contain only certain disclosures related to the three and nine months periods ended February 28, 2011. It is suggested that these interim financial statements be read in conjunction with the Company’s period-end audited May 31, 2010 financial statements. Operating results for the three and nine month periods ended February 28, 2011 are not necessarily indicative of the results that can be expected for the year ending May 31, 2011.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

The Company has incurred net losses during the three and nine months ended February 28, 2011 of $85,162 and $573,918 respectively, and a net loss during the period from July 28, 2009 (date of inception) to and the three month period ended February 28, 2010 of $143,282 and $551 respectively. In addition, the Company has no significant revenue-generating operations. To continue as a going concern, the Company plans to raise funds through private placements and public stock offerings. These funds will be used for marketing and payment of general and administrative expenses. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

(3) Significant Accounting Policies

Income Taxes
Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Financial Statements
Three Months and Nine Months Ended February 28, 2011 (unaudited) and Period from
July 28, 2009 (date of inception) to February 28, 2010 and the Three Months Ended February 28, 2010 (unaudited)

(3) Significant Accounting Policies (continued)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates. Certain guidance located within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, "Income Taxes" (“ASC Topic 740”), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company had no uncertain tax positions for the nine months ended February 28, 2011 or the period ended February 28, 2010.

Net Loss Per Share
Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, options and other common stock equivalents; this metric is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e., options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the periods ended February 28, 2011, common stock equivalents consisting of 1,000,000 outstanding warrants were not considered in the calculation of the weighted average number of common shares outstanding for diluted EPS, as they would be anti-dilutive, thereby decreasing the net loss per common share. There were no common stock equivalents for the period ended February 28, 2010.

Recent Accounting Pronouncements
The Company’s management does not believe that recent codified pronouncements by the FASB will have a material impact on the Company’s current or future financial statements.

(4) Concentrations

The Company does a significant amount of its total business with one customer. This customer comprises 92%, 89%, 92% and 97% of total revenues for the Company’s products for the three and nine month periods ended February 28, 2011 and the period from July 28, 2009 (date of inception) to February 28, 2010 and the three month period ended February 28, 2010, respectively.

The Company outsources 100% of its product manufacturing to one manufacturer. However, the Company believes other manufacturing options are available.

(5) Contingencies and Commitments

In connection with the stock purchase by JVW Entertainment, Inc., the Company has entered into a Consulting Services Agreement and Agreement Not to Compete with Joseph M. Petrella, Jr., one of the Company’s founders. The Consulting Services Agreement is for a period of five (5) years with cash payments made every two weeks totaling $75,000 per year. The agreement also calls for common stock purchase warrants to be issued in the total amount of 1,000,000 shares, exercisable for four years beginning one year after the date of the consulting agreement. The exercise amounts and prices are as follows:

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Financial Statements
Three Months and Nine Months Ended February 28, 2011 (unaudited) and Period from
July 28, 2009 (date of inception) to February 28, 2010 and the Three Months Ended February 28, 2010 (unaudited)

(5) Contingencies and Commitments: (continued)

200,000 shares at $0.50 per share	200,000 shares at $2.00 per share
200,000 shares at $0.75 per share	200,000 shares at $3.00 per share
200,000 shares at $1.00 per share

No value was assigned to the non-compete agreement due to disincentives to break the non-compete, such as the Consulting Services Agreement and the seller’s continuing ownership interest in the Company.

On December 30, 2010, the Company issued 100,000 shares of its common stock as a non refundable payment under a letter of intent to acquire a pizza store franchisor. These shares were valued at $1.25 per share, which was the fair value of the shares at the date of issuance.  The total value of $125,000 has been recorded in prepaid expenses in the accompanying balance sheet until such time that the acquisition occurs or the Company abandons its pursuit of the acquisition.  The payment obligated the franchisor’s sellers to refrain from shopping the sale of the franchisor during the term of the letter of intent. The price of the acquisition is $4,500,000 and closing is conditioned on the Company obtaining funding for $10,000,000, which the Company has no arrangements to obtain at the date hereof. The letter of intent originally expired on January 31, 2011 but has been extended to March 31, 2011.   The Company has received an oral commitment to extend the terms of the letter of intent past the March 31, 2011 date.

On December 30, 2010, the Company signed a letter of intent to acquire the food processor that manufactures 100% of the Company’s products. The letter of intent expired on January 31, 2011 but has been extended to March 31, 2011.  The Company has received an oral commitment to extend the terms or the letter of intent past the March 31, 2011 date.

(6) Related Party Transactions

In connection with a Consulting Services Agreement with a shareholder, the Company has recorded a liability in the amount of $74,551, as of February 28, 2011, which is included in accounts payable in the accompanying balance sheet.

During the three and nine months ended February 28, 2011 and the period from July 28, 2009 (date of inception) to February 28, 2010 and the three months ended February 28, 2010, the Company incurred $11,884, $26,243, $7,480 and $2,703, respectively, in commissions to a shareholder of the Company. These commissions are included in general and administrative expenses in the accompanying statement of operations. The commissions paid and common stock issued to Joseph M. Petrella, Jr. during the period were considered reasonable compensation for his selling and administrative services during the period.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Financial Statements
Three Months and Nine Months Ended February 28, 2011 (unaudited) and Period from
July 28, 2009 (date of inception) to February 28, 2010 and the Three Months Ended February 28, 2010 (unaudited)

(6) Related Party Transactions (continued)

In June 2010, the Company issued 2,300,000 shares to JVW Entertainment, Inc. as part of an agreement among the Company, JVW Entertainment, Inc. and Joseph M. Petrella, Jr. under which JVW Entertainment, Inc. would acquire 80% ownership of the Company. During the six months ended November 30, 2010, JVW Entertainment, Inc. advanced $145,288 to the Company and in payment of Company expenses. In December 2010, the Company determined that the benefits expected to be derived from JVW Entertainment, Inc.’s control share acquisition would not be available and the issue of the 2,300,000 shares for that purpose would be of no ultimate benefit to the Company. Accordingly, $70,689 of the sum advanced to and on behalf of the Company by JVW Entertainment, Inc. during the six month period ended November 30, 2010 has been reclassified as payment for the 2,300,000 shares of common stock and the balance recorded as additional paid in capital.  During the three months  ended February 28, 2011, JVW Entertainment. Inc. paid approximately $33,854 in Company expenses which were recorded as additional paid in capital.  Subsequent to February 28, 2011, JVW Entertainment, Inc. paid approximately $28,000 in Company expenses.

In August 2010, the Company issued 250,000 shares of common stock to the board of directors as compensation for twelve months of service beginning September 2010. $250,000 was expensed in the three months ended November 30, 2010 because the shares are not cancelable if the directors do not fulfill their twelve month terms of service.

The Company entered into an oral agreement with JVW Entertainment, Inc. to procure office space in a building currently under lease by JVW Entertainment, Inc. This agreement is further discussed under Footnote (7) to these Financial Statements.

(7) Subsequent Event

Beginning on March 14, 2011, the Company began occupying an office building for general and administrative purposes. This building is leased by JVW Entertainment, Inc. beginning on March 14, 2011 at a rate of $5,800 per month. The Company has entered into an oral agreement with JVW Entertainment, Inc. whereby the Company will accrue expenses associated with the leasing of the facility at a rate of $5,800 per month beginning on the date of initial occupancy. The Company believes $5,800 per month to be a fair market rate consistent with the amount for which JVW Entertainment, Inc. is obligated to pay its lessor. The Company will begin compensating JVW Entertainment, Inc. for accrued rent expenses subsequent to the receipt of $10,000,000 in capital; until such a time, however, the Company will not be required to honor, in stock or cash, the accrual related to the leasing of its office space.

Effective as of April 8, 2011, the Company has entered into an agreement with Rathbourne Mercantile Ltd. (the “Consultant”) contracting the Consultant for the purposes of assisting the Company in developing and implementing appropriate plans and means for presenting the Company and its business plans, strategy, and personnel to the financial community, establishing an image for the Company in the financial community, creating the foundation for subsequent financial public relations efforts, and introducing the Company to a listing on the Deutsche Boerse.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  Estimates that are critical to the accompanying financial statements include estimates related to classification of expenditures as either an asset or expense, and the likelihood of loss contingencies. Management bases its estimates and judgments on experience, which is limited at this time, and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Management revises estimates and assumptions periodically and the effects of revisions are reflected in the financial statements in the period during which it is determined to be necessary.  Actual results may differ materially from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

During the three month period ended February 28, 2011, our operating activity was limited to revenues and expenses related to sales of our sauces and salsas, as well as comprehensive organizational expenses. Ferraro Foods, an institutional food distributor to Famous Famiglias Pizzerias, was our primary customer during the period ended February 28, 2011. Sales to Ferraro Foods constituted approximately ninety-two percent of our revenues for the three month period ended February 28, 2011, ninety-two percent of revenues for the period from July 28, 2009 (date of inception) to February 28, 2010, eighty-nine percent of revenues for the nine month period ended February 28, 2011 and ninety-seven percent of revenues for the three month period ended February 28, 2010. The balance of our revenues generated during the aforementioned periods stemmed from sales to individual small-scale retailers.

We realized a small gross profit during the periods covered by these financial statements and operating losses in the amounts of $85,162 for the three month period ended February 28, 2011, $573,918, for the nine month period ended February 28, 2011, $551 for the three month period ended February 28, 2010,  and $143,282 for the period from July 28, 2009 (date of inception) to February 28, 2010.  The loss experienced during the nine month period ended February 28, 2011 was principally driven by “Share-Based Compensation” issued to directors in the amount of $250,000, and audit fees associated with filing the S-1.  The loss incurred during the period beginning July 28, 2009 (date of inception) to February 28, 2010 was predominately driven by “Share-Based Compensation” in the amount of $141,956; this non-cash expense arose from consulting fees and the issuance of founders’ shares.  We anticipate several future periods of operating losses while we engage in capital formation.

Our operating activities for the period ended February 28, 2011 and the period ended February 28, 2010 are not comparable in terms of either duration or scope of operations. We intend to achieve economies of scale by expanding the basis of fixed operating costs across a variety of products. As these economies of scale develop, production costs should decrease incrementally proportionate to increases in both wholesale and retail sales.

LIQUIDITY-

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  The notes to the financial statements contain a “going-concern” qualification, which expresses doubt about our ability to realize the value of assets and satisfy liabilities and commitments in the normal course of business.  Our liquidity to date has been limited to proceeds from the product sales and capital contributions from our controlling stockholder.  The controlling stockholder has advised us that it will continue to make capital contributions, provided it has the financial resources to do so, until we have arrangements in place for acceptable funding.  We have no assurance as to how much or for how long our controlling stockholder will have the financial ability to continue funding our working capital needs.  We do not have a binding agreement that requires our controlling stockholder to make further contributions of our capital or provide any other form of funding.  Our controlling stockholder has indicated that it will provide up to $150,000, to the extent it is able to do so.    Our management believes that cash flow generated from product sales will be sufficient to sustain current operations. Product sales alone will not, however, generate sufficient profits to implement our plan of operations.  To fully implement the plan of operations, we expect to require $10,000,000 over the next thirty-six months. In the event additional capital is required to fund operations and growth, we may need to sell securities in private placements or obtain debt funding.  We have no assurances we will be able to make private sales of securities or obtain debt funding.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures: As of May 31, 2010 and February 28, 2011,  our management carried out an evaluation of the effectiveness of  disclosure controls and procedures, with the participation of our principal executive and principal financial officers.  Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our chief executive officer and chief financial officer have concluded that, as of May 31, 2010 and February 28, 2011, we did not have effective disclosure controls and procedures.

The primary reason for our management’s conclusions is that we did not have a plan in place for implementing controls and procedures nor did we have sufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308T(b) – Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the period ended May 31, 2010 and February 28, 2011 that have materially affected or are reasonably likely to materially affect this control.

Limitations on the Effectiveness of Internal Control: Our management does not expect that our disclosure controls and procedures, if any, or our internal controls over financial reporting, if any, will necessarily prevent all fraud and material errors.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control.  The design of any system of internal control is also based in part upon certain assumptions about risks and the likelihood of future events, and there is no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in circumstances and the degree of compliance with the policies and procedures may deteriorate.  Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are not engaged in any litigation at the date of this report and do not expect to be engaged in litigation of a routine nature in the future.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the three month period ended February 28, 2011.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to security holders for approval during the three month period ended February 28, 2011.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are attached to this report:

Exhibit Number	Description

31.1	Rule 15d-14 (a) Certification by Principal Executive and Principal Operating Officer
31.2	Rule 15d-14 (a) Certification by Principal Financial and Principal Accounting Officer
32	Section 1350 Certification of Principal Executive and Principal Operating Officer and Principal Financial Principal Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bella Petrella’s Holdings, Inc.

Date:	April 14, 2011

By:	/s/ John V. Whitman, Jr.
John V. Whitman, Jr., Chief Executive Officer
(Principal Executive and Principal Operating Officer)

/s/ Robert S. Dollar
Robert S. Dollar, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)