Form 10-K
period 2011-05-31
Bella Petrellas Holdings, Inc.
filed 2011-10-14
CIK 1499855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended May 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

Commission file number:  333-169145

BELLA PETRELLA’S HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	27-0645694
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

109 South Edison Avenue Tampa, Florida	33606
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: 516-375-6649

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐	No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☑

The aggregate market value* of the voting and non-voting common equity held by non-affiliates was:  $NIL.

*As of the last business day of the registrant’s most recently completed second fiscal quarter, November 30, 2010.

The number of shares of the registrant’s common stock outstanding at October 13, 2011 was 20,066,600.

DOCUMENTS INCORPORATED BY REFERENCE

We have not incorporated any documents by reference.

SUMMARIES OF REFERENCED DOCUMENTS

This annual report on Form 10-K contains references to, summaries of and selected information from material agreements and other documents. These agreements and documents are not incorporated by reference; but, they are filed as exhibits to this annual report or to other reports we have filed with the U.S. Securities and Exchange Commission.  Whenever we make reference in this annual report to any of our material agreements and other documents, the summaries and selected information  do not necessarily contain all of the terms and conditions of the material agreements and other documents.  The summaries of and selected information from those material agreements and other documents are qualified in their entirety by the complete agreements and other documents.  You may obtain the full text of the material agreements and other documents from the Public Reference Section of or online from the Commission. See “Where You Can Find Material Agreements And Other Documents Referred To In This Annual Report” for instructions as to how to access and obtain this information.

WHERE YOU CAN FIND MATERIAL AGREEMENTS AND OTHER DOCUMENTS REFERRED TO IN THIS ANNUAL REPORT

We file reports with the U.S. Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934. You may read and copy any reports and other materials we have filed with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site at which you may obtain all reports, proxy and information statements, and other information that we file with the Commission. The address of the Commission’s web site is http://www.sec.gov.  Under “Forms and Filings”, select “Search for Company Filings”.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10–K and the information incorporated by reference, if any, includes “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. We intend the forward–looking statements to be covered by the safe harbor provisions for forward–looking statements in these sections.

This annual report on Form 10–K contains forward-looking statements that involve risks and uncertainties. We use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” or “may,” or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward-looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward-looking statements. While we make these forward–looking statements based on various factors and derived using numerous assumptions, we have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future.

These important factors include those that we discuss in this annual report under the caption “Risk Factors”, as well as elsewhere in this annual report. You should read these factors and the other cautionary statements made in this annual report as being applicable to all related forward-looking statements wherever they appear in this annual report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS.

OUR CORPORATE HISTORY AND ORGANIZATION

We were incorporated in Florida on July 28, 2009.  Our founders are Joseph M. Petrella, Jr., Joseph M. Petrella III, Kenneth L. Shartz and John V. Whitman, Jr. on behalf of JVW Entertainment, Inc. with respect to the initial 1,600,000 shares it received from us.   The address of our executive offices is 109 South Edison Ave., Tampa, Florida  33606 and our telephone number at that address is 516-375-6649.  The address of our current web site is www.bellapetrellasusa.com.  We are rebuilding our web site at www.bellapetrellAs.com.  We are an early revenue stage enterprise.  We have never been a “shell company” as defined under the federal securities laws.

Subsequent to our fiscal year end covered by this annual report on Form 10-K, we acquired Bobby V’s Original Westshore Pizza LLC and Bobby V’s Franchising Enterprises, Inc.  The date of these acquisitions was September 2, 2011.  These businesses are being operated as wholly owned subsidiaries.

The pronouns “we”, “us”, “our” and the equivalent mean Bella Pretella’s Holdings, Inc. and our consolidated subsidiaries.  In the notes to our financial statements, the “Company” means Bella Pretella’s Holdings, Inc. and our consolidated subsidiaries. The pronoun “you” means the reader of this annual report on Form 10-K.

OUR BUSINESS

Overview of Our Business

We have three lines of business at the filing date of this annual report on Form 10-K.

We distribute a line of pasta sauces, a pizza sauce and salsas under our proprietary label of “Bella Petrella’s”.  Mr. Petrella, Jr., began developing the original sauce recipes in 1997, preparing them in his home for his own family’s use and then as gifts to friends.  Because of the favorable reception of his sauces by family and friends, Mr. Petrella, Jr., expanded production in 1998 to small commercial runs using a co-packer to cook and bottle the sauces.  Subsequently, we have added fettuccini style pasta sauces, a pizza sauce and salsas.  Although Mr. Petrella, Jr. was one of our founders and developer of our products and is a stockholder, he presently serves as our adviser under a consulting agreement and he is not a member of our management.

We operate a pizza and sandwich sports bar in Tampa, Florida with the name of Bobby V’s Original Westshore Pizza.

We operate a pizza and sandwich sports bar franchising business which awards franchises for the operation of Bobby V’s Original Westshore Pizza restaurants.

Our Pasta Sauce Products

Based on the anecdotal response from persons who have enjoyed our pasta sauce  products, we believe our recipes reduce the incidence heartburn and acid reflux often experienced when consuming tomato based products.  Mr. Petrella Jr. received approval by the Food and Drug Administration to describe our pasta sauce products as “reduced acid”.  We presently distribute sauce flavors under the following label names:

Tomato based sauces	Cream based sauces
Original Marinara (retail and institutional)	Alfredo (institutional only)
Spicy Marinara (retail and institutional)
Flo’s Pasta Sauce (retail and institutional)
Princess Sauce (retail and institutional)
Pizza Sauce (institutional only)

These sauces are rich, full flavored and full bodied.

We package our retail sauce products in thirty-two ounce, wide-mouth glass jars.  We package our institutional sauces in 140 ounce plastic jugs.

We also distribute two salsa products under the names of “Sweet and Mild Southern” and “Sweet and Spicy Southern”, both non-traditional, fresh tasting salsas.  We package our salsa products in sixteen ounce jars.

Our products qualify for and carry the “organic” label.  We use exclusively natural ingredients, and use neither monosodium glutamate as a seasoning nor preservatives.  Our retail products are hot packed in vacuum sealed glass jars.

Bobby V’s Original Westshore Pizza restaurant

Our company owned restaurant is located at 4802 West Bay Court Avenue on the corner of South Westshore Boulevard in Tampa, Florida.  Our restaurant was established in 1994.  Our restaurant has seating for eighty-three patrons.  In addition to a typical sports bar menu, our restaurant specializes in a Philly cheesesteak sandwich.  Our restaurant has a beer and wine beverage license.  Our restaurant serves as a model for our franchised operations.

Bobby V’s Original Westshore Pizza franchises

We franchise others to open and operate Bobby V’s Original Westshore Pizza restaurants.  Our oldest franchised restaurant in operation was opened in 2002.  Our franchised restaurants are presently located in Florida and Ohio.  We have a total of forty-seven franchised restaurants (including franchises for ten restaurants in Georgia to be opened over the next ten years), thirty-four of which are in operation.  The thirty-four operating franchised restaurants seat a total of 962 patrons.

Marketing and Sales

Our pasta sauce products

Our target market is the higher quality end of the pasta sauce and salsa markets.  Our marketing and sales program has so far focused on large institutional customers who will purchase our products in bulk. We believe this is the most efficient method of revenue growth. We are working also on distribution through specialty and gourmet markets.  These marketing and sales effort involve direct selling contacts and modest in-store and local advertising.  At the date of filing of this annual report, seven specialty and gourmet markets stock our pasta sauce products.  In contrast, retail distribution through grocery chain stores requires a large investment in brand awareness advertising and customarily the payment of “slotting fees” to retail grocery store chains for the purchase of retail shelf space in each store we would want to stock our product, for neither of which we have funding at the present time.

In addition, we have focused on distribution to restaurants and pizzerias who will use our products in the dishes they serve to their customers.  Mr. Petrella, Jr. began selling his sauces in 2008 to Famous Famiglia Pizzerias, a 127 unit specialty restaurant subsidiary of DeBartolo Holdings LLC.  See “Certain Relationships and Related Transactions, and Director Independence”.  We have expanded this relationship, through Ferrarro Foods as our institutional food distributor to Famous Famiglia Pizzerias.   Ferraro Foods (Piscataway, New Jersey) purchases our Alfredo sauce and Spicy Salsa and resells these products to Famous Famiglia Pizzerias.  We do not have a contract with Ferraro Foods.  We fill purchase orders as received and accepted.  We have not and do not expect to reject any purchase orders from Ferraro Foods.  We believe that our Alfredo sauce and Spicy Salsa are the only Afredo sauce and Spicy Salsa served by Famous Famiglia Pizzerias.

Bobby V’s Original Westshore Pizza restaurant

We sponsor youth sports recreation activities such as baseball, football and basketball. We sponsor adult men’s slow pitch softball.  The softball team placed second in the World Series in September 2011. We advertise our business with flyers and in local papers, radio and television. We have committed $60,000 to be the major local sponsor for Ringling Bros. and Barnum & Bailey® Circus at St. Pete Times Forum (St. Petersburg, Florida), in 2012, 2013 and 2014. We have a commitment to sponsor  Advance Auto Parts Monster Jam® at the Raymond James Stadium (Tampa, Florida) in 2012, 2013 and 2014.  We use FaceBook to promote our business by distributing limited time offers to our “fans”.  We also have a food and beverage concession at Steinbrenner Field, the New York Yankees base ball team summer training facility in Tampa, Florida, which not only generates additional revenues but also serves as a point of promotion for our restaurant and our franchisees in the Tampa Bay Area.

Bobby V’s Original Westshore Pizza franchises

We provide a franchise disclosure document that complies with the franchising and business opportunity rules of the Federal Trade Commission and the states in which we have sold and plan to offer franchises.  We market the opportunity to own a franchise or territory by means of industry trade shows (none of which we have presently scheduled), industry trade publications and by word of mouth.

Production of Our Pasta Sauce Products

We do not manufacture any of our products.  We purchase our products on individual purchase orders from Stello Foods, Inc., based on our recipes and private label.  Stello Foods is, in this regard, our co-packer.  This relationship with Stello Foods was started by Mr. Petrella, Jr. beginning in 1998, for production of his pasta sauces at that time.  Stello Foods is our sole supplier of product.  Stello Foods, located in Punxsutawney, Pennsylvania, is a contract packaging and private labeling service in business since 1993.  Its motto is “Quality Homestyle Food Products”.  We believe that Stello Foods has the capacity to supply sufficient quantities of our product that we may require in the foreseeable future.  We do not have a supplier contract with Stello Foods.  Stello Foods fills our purchase orders as received and accepted.  Stello Foods has not rejected and we have no reason to expect it will reject any of our purchase orders.  We believe that in the event Stello Foods is unable or unwilling to supply the quantities of our products we require, there are a significant, although limited number of contract packagers and private labelers of prepared food products to which we could turn to for an alternate or increased supply.

Competition

For our pasta sauce products

Our target market is the higher quality end of the pasta sauce and salsa markets.  Our marketing and sales program has so far focused on distribution through specialty and gourmet markets.  As we expand our marketing efforts into large national and regional grocery chain stores, we expect to encounter greater expected competition from larger manufacturers.  The pasta sauce and salsa markets are multi-billion dollar markets.  The competition will range from the mass market “supermarket” brands such as Ragu (a Unilever brand), Prego (Campbell’s Soup Company) and Classico (Heinz) to the more expensive “gourmet” smaller brands such as Rao’s, Dell’Amore, Patsy’s and Amy’s Organic.  Most of these brands are found across the country, with the gourmet brands being the primary direct competition for our products, competing for the higher price point shoppers.  Unilever, Campbell’s and other manufacturers have better established brand awareness and greater marketing budgets and financial resources than we have.

For our Bobby V’s Original Westshore Pizza restaurant

We view our market area to be a five mile radius around our restaurant location.  This area contains a mixture of middle and upper middle class single and multifamily residential properties, retail commercial properties and a limited number of commercial office properties.  In our market areas, there are many restaurants offering a dining experience in our price range, including a Papa John’s Pizza and two restaurants that style themselves as sports bars. .We believe our restaurant has a reputation for high quality food and attentive service.  We provide eat-in, carry-out, home-delivery and catering services.

For our Bobby V’s Original Westshore Pizza franchises

We compete against all major franchisors of restaurants nationwide.  Many of our competitors have longer histories of operations, have better brand name recognition and have greater financial resources than we do.

Our Intellectual Property

Our recipes are not subject to protection under either patent or copyright law.  We are required by federal food and drug regulations to disclose all ingredients used in our products on our labels in order of quantity.  Accordingly, it is possible for anyone to duplicate our products; however, we deem this unlikely because each vendor of prepared food products traditionally attempts to differential itself from its competition by unique flavor and other factors.  The combinations, measures and cooking sequences and times of adding the ingredients in our products are our trade secrets, shared only with the co-packer of our products.

We have federal trademark registrations for “Bella Petrella’s” and the slogan “Bring Homemade Home Again”; and, we license the federal trademark registrations for “Westshore the Taste of Philly Pizza and Cheesesteaks and Baseball Diamond”.

Our Employees

At the present time, our parent company employees are limited to the three members of our executive management, one of whom is part-time.  We may employ persons with greater experience in food products marketing and sales, as personnel or consultants, in the event we are able to obtain sufficient funding for this purpose.

Our restaurant employs thirty-four persons, including one managers, two assistant managers, twelve, wait staff, twelve kitchen workers and up to fourteen delivery persons, depending on demand, .  We consider our relations with these employees to be good.  We believe our experience with employee turn-over is normal.

ITEM 1A. RISK FACTORS.

In addition to the forward-looking statements outlined in the preceding topic in this annual report and other comments regarding risks and uncertainties included in the description of our business and elsewhere in this annual report, the following risk factors should be carefully considered when evaluating our business.  Our business, financial condition or financial results could be materially and adversely affected by any of these risks. The following risk factors do not include factors or risks which may arise or result from general economic conditions that apply to all businesses in general or risks that could apply to any issuer or any offering.

RISKS RELATED TO OUR CORPORATION:

Our limited liquidity and financial resources threaten our ability to remain in business and pursue our business plan.

Our liquidity and financial resources are limited.  We do not have sufficient capital to fund our plan of operations without debt or equity funding.  We have relied on contributions to our capital from our controlling stockholder, JVW Entertainment, for funds to finance our operations.  We would expect not to continue as a “going concern” in the event JVW Entertainment does not provide additional capital contributions and we are unable to obtain debt or equity funding elsewhere.  In the event we are not able to obtain future funding, we may cease operations, in which event you would lose your entire investment.  The notes to our financial statements contain a “going-concern” qualification in which our auditor expresses substantial doubt about our ability to remain in business.

If you invest in our stock, your investment may be disadvantaged by future funding, if we are able to obtain it.

To the extent we obtain equity funding by issuance of  convertible securities or common stock, you may suffer significant dilution in percentage of ownership and, if such issuances are below the then value of stockholder equity, in stockholder equity per share.  In addition, any debt financing we may secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital with which to pursue our business plan, and to pay dividends.  You have no assurance we will be able to obtain any additional financing on terms favorable to us, if at all.

We will lose ownership of our subsidiaries in the event we are unable to pay the promissory notes given in purchase of them within the terms of the notes, including a possible extension of the notes through August 31, 2013 in the sole discretion of the holder.

We owe two promissory notes in the total amount of $3,687,674 which we gave in purchase of our subsidiaries.  These notes, originally due October 31, 2011, have been extended by the holder until December 31, 2011.  The holders may grant us a further extension through August 31, 2012, in their sole discretion.  The securities of our subsidiaries are pledged as security for the notes.  In the event we are unable to pay the notes at or prior to maturity, whether or not extended a second time, we will lose ownership of our subsidiaries.

Our limited liquidity and financial resources may restrict our sales by discouraging existing customers from continuing to carry our products and discouraging potential customers from beginning to carry our products because of uncertainty as to whether our product will continue to be available.

Questions and doubts about our financial viability may discourage existing customers from continuing to carry and potential customers from beginning to carry our products.  Termination of our products by existing customers would reduce our sales.  Our inability to attract new customers would inhibit the growth of our sales.  Without growth in sales and additional funding, it is unlikely your investment will achieve any value and may result in a complete loss of your investment.

Our receivables are due primarily from one customer, whose delay or default in payment, or termination of purchases would likely prevent us from continuing our operations, in which event you would lose your entire investment.

We currently make a majority of our sales measured by revenues to one customer.   You have no assurance that in the future this customer’s business will not suffer adverse changes which could adversely impact our level of sales or our collections.  You have no assurance that this customer will not change it payables policy in a manner that would have an adverse effect on our collections and cash flow.  You have no assurance this customer will continue to purchase our products.  In any of these events, it is likely we would cease operations and you would lose your entire investment.

Our limited operating history makes it difficult for you to evaluate the merits of purchasing our common stock.

We are an early revenue-stage enterprise. We earned our first revenues during our initial fiscal period and have had limited sales through the date of this annual report. We have incurred operating losses since inception and anticipate incurring additional losses from operating activities in the near future.  Our limited revenues and sales do not provide a sufficient basis for you to assess of our business and prospects.  You have no assurance we will be able to generate sufficient revenues from our business to reach a break-even level or to become profitable in future periods. Without sufficient revenues, we may be unable to create value in our common stock, to pay dividends and to become a going concern. We are subject to the risks inherent in any new business with a new product in a highly competitive marketplace.  You must consider the likelihood of our success in light of the problems, uncertainties, unexpected costs, difficulties, complications and delays frequently encountered in developing and expanding a new business and the competitive environment in which we operate.  If we fail to successfully address these risks, our business, financial condition and results of operations would be materially harmed.  Your purchase of our common stock should be considered a high risk investment because of our unseasoned, early stage business which may likely encounter unforeseen costs, expenses, competition and other problems to which such businesses are often subject.

Our key personnel lack experience in food products development, sourcing, marketing and sales, which could cause our business to suffer.

Our chief executive officer, vice president of retail sales and vice president of institutional sales have no previous experience in the development of food products, in sourcing manufacturing and in marketing and sales of food products.  All of their experience has been acquired during our limited operating history.  To the extent they are not able to quickly adapt to the needs of our business or we are unable to hire personnel with experience in these areas, especially marketing and sales, our business may suffer adversely.  Our recipes, co-packer and our primary customer have all been obtained by Mr. Petrella, Jr., our founder who now serves us exclusively as a consultant under a consulting agreement.  If Mr. Petrella, Jr. cannot for any reason or refuses to provide consulting services to us, our business may suffer adversely.

Loss of key personnel could have a material adverse effect on our operations.

We are particularly dependent upon our current management during the period before we achieve commercially sustainable operations, of which there is no assurance.  The termination of one or more members of our current management for any reason in the near future could be expected to have a materially adverse effect on us because we only have three members of management at the date of this annual report and we believe we cannot employ replacements for them who would have their level of dedication to, vision for and financial interest in us. Furthermore, the salary and benefits required by replacements may exceed our financial resources in the foreseeable future.  We do not have employment agreements with our current management at the present time, other than with our key employee, Robert Vasaturo, the management of our subsidiaries.

Voting control by our management  means it is unlikely you and other stockholders will be able to elect our directors and you will have little influence over our management.

Our directors and officers own a total of 12,423,496 shares, or 61.911 percent, of our issued and outstanding common stock.  Each issued and outstanding share of common stock is entitled to one vote on each nominee for a directorship and on other matters presented to stockholders for approval. Our Articles of Incorporation do not authorize cumulative voting for the election of directors.  Any person or group who controls or can obtain more than fifty percent of the votes cast for the election of each director, as do our directors and officers, will control the election of all directors and other stockholders will not be able to elect any directors or exert any influence over management decisions. Removal of a director for any reason requires a majority vote of our issued and outstanding shares of common stock.

If we are unable to effectively manage our growth, our ability to implement our business strategy and our operating results will likely be materially adversely affected.

Implementation of our business plan will likely place a significant strain on our management, administrative, operating and financial infrastructures, which are limited to the extent they exist at all.  To manage our business and planned growth effectively, we must successfully develop, implement, maintain and enhance our financial and accounting systems and controls, identify, hire and integrate new personnel and manage expanded operations.  Our failure to do so could either limit our growth or cause our business to fail.

RISKS RELATED TO OUR PRODUCTS AND MARKETS:

Our failure to attract consumers could cause us to cease operations.

You have no assurance consumers and restaurants will purchase our products in sufficient quantities for us to achieve profitability.  If consumers and restaurants do not continue and increase purchases of our products, we may not be able to become a “going concern” and would likely be forced to cease operations.  Consumer acceptance and purchases of our products, at retailers or at restaurants serving our products, are dependent on distribution of our products through retail grocers, distributors, restaurants and institutional users of tomato based sauces.  You have no assurance our products will be accepted by these groups.  Acceptance of our products is less a matter of quality and more a matter of personal consumer taste, over which we have no control.

If we are unable to expand our sales and marketing capabilities or enter into agreements with third parties to market and sell our products, we may be unable to generate increased product revenue.

We do not have any sales organization, and given our limited operating history, we have limited experience in the sales, marketing and distribution of our products.  You have no assurance we will be able to develop both our sales and marketing capabilities.  If we are unable to do so, we may have difficulty selling our products, which would materially adversely affect our business, prospects, financial condition and operating results.

We face intense competition from other providers of pasta sauces and salsa products, which could prevent us from achieving financial viability.

Competition among manufacturers and distributors of pasta sauces and salsa products is intense.  A number of companies have well established product lines, against which our products compete. Additional competitors may enter the tomato based sauce marketplace and become significant competitors. If we fail to compete successfully, we will not achieve sufficient revenues and market share to achieve financial viability, in which case you could lose your entire investment.

We may be unable to establish and maintain profitability in the face of a consolidating retail environment.

As the retail grocery trade continues to consolidate and become more sophisticated, our wholesale customers may demand lower pricing and increased promotional programs. Many retail grocers are reducing their inventories and increasing their emphasis on private and store label products. If we are forced to lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

We are vulnerable to decreases in the supply and increases in the price of raw materials and labor, manufacturing, distribution and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

Our co-packer purchases agricultural products for our sauces and salsas, primarily tomatoes and spices, from growers, commodity processors and other food companies.  These raw ingredients are subject to increases in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, energy and fuel costs, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi. In addition, the cost of labor, manufacturing, packaging materials and other costs related to the production and distribution of our food products have risen significantly in recent years. We expect that many of these costs will continue to rise for the foreseeable future.  We understand that our co-packer manages these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, implementing cost saving measures and, if necessary, by raising sales prices to us. We cannot assure you that any cost saving measures or sales price increases by us will offset increases in pricing from our co-packer resulting from higher prices for raw material, ingredient, packaging and distribution costs. To the extent we are unable to offset these cost increases, our operating results, profitability and financial condition will be significantly and negatively impacted.

We rely on a co-packer for all of our manufacturing needs and a termination of this relationship or our inability to enter into additional or future co-packing agreements may result in our failure to meet customer demand.

We do not package any or our products.  We rely on Stello Foods, Inc., Punxsutawney, Pennsylvania, , for all of our manufacturing needs. We do not have a contract with this co-packer, which can discontinue providing our products at any time.  The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform. We believe that there are a limited number of competent, high-quality co-packers in the industry, and if we were required to obtain alternative or additional co-packing agreements or arrangements in the future, you have no assurance that we would be able to do so on satisfactory terms or in a timely manner. Our inability to continue or to enter into satisfactory co-packing agreements could limit our ability to implement our business plan or meet customer demand.

Sales of our products will depend on the performance of retailers, wholesalers, and food distributors in the event we are able to attract such businesses as customers for our products, and should they perform poorly or give higher priority to other brands or products, our business could be adversely affected.

We plan to sell our products principally to retail outlets and wholesale distributors, including traditional supermarkets, wholesaler and food distributors, including specialty food distributors.  You have no assurance that we will be able to attract any such customers.  The poor performance by retail outlets and wholesale distributors, such as Ferraro Foods, or our inability to collect accounts receivable from them could materially and adversely affect our results of operations and financial condition. In addition, we expect our customers to offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the future, our customers may not continue to purchase our products or provide our products with adequate levels of promotional support.

We may be unable to anticipate changes in consumer preferences, which may result in decreased demand for our products.

Our success depends in part on our ability to anticipate and offer products that appeal to the changing tastes, dietary habits and product packaging preferences of consumers in the market categories in which we compete. If we are not able to anticipate, identify or develop and market products that respond to these changes in consumer preferences, demand for our products may decline and our operating results may be adversely affected. In addition, we may incur significant costs related to developing and marketing new products or expanding our existing product lines in reaction to what we perceive to be changes in consumer preference or increased demand. Any or all of these factors could significantly reduce our sales and growth in sales, if any.

Our co-packer is subject to numerous laws and governmental regulations, exposing it to potential claims and compliance costs that could adversely affect our business

Our co-packer is subject to extensive regulation by the U.S. Food and Drug Administration (FDA), the U.S. Department of Agriculture (USDA) and other national, state and local authorities. For example, our co-packer is subject to the Food, Drug and Cosmetic Act and regulations promulgated by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging and safety of foods. Under this program the FDA regulates manufacturing practices for foods through our current "good manufacturing practices" regulations and specifies the recipes for certain foods. Furthermore, our co-packer’s processing facilities and products are subject to periodic inspection by federal, state and local authorities. Any changes in these laws and regulations could increase the cost of developing and distributing our products and otherwise increase the cost of conducting our business, which would adversely affect our financial condition and results of operations. In addition, failure by our co-packer to comply with applicable laws and regulations, including future laws and regulations, could subject it to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our supply of products, our business, consolidated financial condition, results of operations or liquidity.

We may be subject to significant liability should the consumption of any of our products cause injury, illness or death.

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from mislabeling, tampering by unauthorized third parties or product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents or residues introduced during the growing, manufacturing, storage, handling or transportation phases of production. Under certain circumstances, we may be required to recall products, leading to a material adverse effect on our business. Even if a situation does not necessitate a recall, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our co-packer’s facilities comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future we may become subject to claims or law suits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused injury, illness or death could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. Additionally, we do not maintain product recall insurance. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Consumer concern regarding the safety and quality of food products or health concerns could adversely affect sales of certain of our products

If consumers in our principal markets lose confidence in the safety and quality of our food products even without a product liability claim or a product recall, our business could be adversely affected. Consumers have been increasingly focused on food safety and health and wellness with respect to the food products they buy. The food industry is also subject to scrutiny relating to genetically modified organisms and the health implications of obesity. We have been and will continue to be impacted by publicity concerning the health implications of food products generally, which could negatively influence consumer perception and acceptance of our products and marketing programs. Developments in any of these areas could cause our results to differ materially from results that are reflected in forward-looking statements.

The cost of compliance with organic regulations may adversely impact our profitability.

Our products are organic and are required to meet the standards set forth in the Organic Foods Production Act and the regulations adopted by the National Organic Standards Board. These regulations require strict methods of production for organic food products and limit the ability of food processors to use non-organic or synthetic materials in the production of organic foods or in the raising of organic livestock. Compliance with these regulations will increase our cost of product, which we may be unable to offset with price increases.  Accordingly, compliance with these regulations may adversely affect our profitability.

RISKS RELATING TO THE MARTKET FOR OUR SHARES:

You may find it difficult to sell the shares you purchase.

There is currently no market for our common stock.  Our shares will only be sold by the selling stockholders if a public market develops for our stock.  You have no assurance, however, how active the public market for our common stock will become or remain.  It is likely that the public market for our common stock will be volatile, in that it may be subject to wide and unpredictable price and volume swings.

"Penny stock” rules may make buying and selling our common stock difficult.

We expect trading in our common stock will be subject to the "penny stock" rules of the Securities and Exchange Commission.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.   The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock and limiting the number of broker-dealers who will accept our common stock in their customers’ accounts.  As a result, you may find it more difficult to sell our common stock into the public market.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act (§240.12b-2 of this chapter), or a well-known seasoned issuer as defined in Rule 405 of the Securities Act (§230.405 of this chapter); and, we are not subject to this item.  Nevertheless, we do not have any unresolved comments from the SEC staff.

ITEM 2. PROPERTIES.

We have the use of a 4,800 sq ft office building  made available by one of its directors for our executive offices.  We have occupied this space for a short period of time in 2010 and 2011, although we continue to have our records, furniture and equipment at that location and plan to reoccupy this building by mid November 2011, subject to available revenues or funding.  We do not intend to warehouse inventories of product, which will, instead, be dropped shipped to our customers by our co-packer.  We lease a 3,600 square foot commercial building in which our restaurant, its executive offices and our franchising operations are located in the Westshore area of South Tampa, Florida.  The restaurant building is located on a 14,560 square foot lot, which provides ample parking.  We pay $5,000 in rent per month, subject to contract increases.  We have a contract to purchase this real estate for a price of $800,000 when we have funds available.

ITEM 3. LEGAL PROCEEDINGS.

We are not engaged in any litigation at the date of this annual report and do not expect to be engaged in litigation of a routine nature in the future.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information. Our common stock trades on OTC Bulletin Board under the symbol BTHR.  The first trade in our common stock in the over-the-counter market was on July 5, 2011.  Because of the limited and sporadic quotations in our common stock, we should not be deemed to have an “established public trading market”.   The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The quarterly ranges of high and low bid quotations per share for the past two fiscal years have been as follows:

	Bid Quotations
Quarter Ended	High	Low
August 31, 2011	$2.49	$1.24

The high and low bid quotations of our common stock on October 13, 2011 were $0.25 and $0.75, respectively.

Holders. Based on information provided by our transfer agent, at October 11, 2011, we had approximately 107 holders of our common stock.  We do not know how many additional stockholders hold our shares in brokerage accounts at the present time.

Dividends.  We have not paid a cash dividend on our common stock and do not expect to pay a cash dividend in the foreseeable future. Our board of directors has the sole authority to declare dividends. Our payment of dividends in the future will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Equity Compensation Plans.  We do not have any equity compensation plans.

Transfer Agent.  Our transfer agent is Routh Stock Transfer Corporation, Suite 200, 6860 North Dallas Parkway, Plano, Texas 75024.  Its telephone number at that address is (972) 381-2782.

DTCC Eligibility.  Our stock is eligible for deposit by securities broker-dealers into Cede & Co, for “street name” stockholders.

Recent Sales of Unregistered Securities. All sales of unregistered equity securities during our 2011 fiscal year have been reported on Form 8-K and Form 10-Q.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company, we are not required to include the disclosure under this Item 6 Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following information in conjunction with our financial statements and related notes contained elsewhere in this report. You should consider the risks and difficulties frequently encountered by early-stage companies, particularly those engaged in new and rapidly evolving markets and technologies. Our limited operating history provides only a limited historical basis to assess the impact that critical accounting policies may have on our business and our financial performance.

MANAGEMENT’S PLAN OF OPERATIONS

We are an early revenue stage enterprise.  The following information describes our plan to conduct operations over the next twelve months subject to obtaining debt or equity funding of $10,000,000 over the next thirty-six months, of which you have no assurance.

We plan to continue our sales efforts to locally owned and operated retailers, chain retailers, institutional food distributors (wholesalers) and restaurants.  We are exploring opportunities to enter markets with large populations outside the United States, such as India, which have a developing interest in Western foods, yet have limited access to them.

We intend to focus our marketing efforts on large institutional customers as opposed to large retail grocers.  Our focus with large institutional customers is a much more cost effective way to grow revenues and profits then we will pursue the retail markets. Our ability to carry and finance accounts receivable from large customers may be determinative of our ability to take on large customers.  We plan to develop relationships with food brokers and distributors to carry our retail and institutional products.

We are in the process of redesigning of our label, website, and other marketing materials enhance our branding by.  We plan to begin an aggressive advertising campaign to include all forms of print, television, and radio media, with the objective of making “Bella Petrella’s” a household name.

We plan to carry forward the operations of our Bobby V’s Original Westshore Pizza restaurant and our franchising activities as they have been conducted in the recent past.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY DURING THE DEVELOPMENT STAGE

RESULTS OF OPERATIONS

Fiscal year ended May 31, 2011 compared to fiscal period from July 28, 2009 to May 31, 2010

Bella Petrella’s Holdings, Inc. is an early revenue stage company, engaged in the sale of pasta sauces and salsas.  However, subsequent to our fiscal year end, we purchased a a pizza and sandwich sports bar and a company that franchises pizza and sandwich sports bar restaurants.

Since our inception on July 28, 2009 through May 31, 2011 we have generated revenues of $184,364 and incurred a net loss of $936,890.  We believe that our low corporate expense burden and our acquisition of a pizza and sandwich sports bar and the restaurant franchising company will improve revenues and lead to improvements in overall operating results.  We also believe that our marketing plan for our pasta sauce products, focusing on institutional sales, will substantially reduce the advertising expenses required for more traditional retail outlets.  We believe that we will be able to build volume in institutional sales over the next twelve months due to our sauces and salsas reduced acid content, as compared to other brands of tomato based sauces, providing protection from heartburn and acid reflux, as well as our all natural ingredients and homemade flavor.  You have no assurance that the actual expenses we incur will not materially exceed our estimates or that cash flows from our business will be adequate to maintain our operations.  As a result, our independent auditors have expressed doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements.

The operating activity in the periods ended May 31, 2011 and May 31, 2010 was limited to organizational expenses and revenues and expenses related sales of our Alfredo sauce and Spicy Salsas. Our sales were made primarily to Ferraro Foods, an institutional food distributor to Famous Famiglias Pizzerias.  See “Certain Relationships and Related Transactions, and Director Independence”.  Sales to Ferraro Foods comprised ninety-six percent of our revenues for the period ended May 31, 2010. The remaining four percent of revenue generated for the period ended May 31, 2010 was generated by retail product sold to mom and pop retailers.  For the period ended May 31, 2011 sales to Ferraro Foods comprised approximately ninety percent of our revenues.

Even though we realized a modest gross profit in the periods ended May 31, 2011 and 2010, we had operating losses of  $763,638 and $173,252 respectively. As a result of "Share-Based Compensation" arising from the issue of founders' shares and consulting fees, we experienced a one-time, non-cash expenses in the period ended May 31, 2010 of $141,956.  We have also experienced non-cash expenses in the period ended May 31, 2011 of $509,848, consisting primarily of  “Share-Based Compensation” to the board of directors and payment of expenses in exchange for paid in capital by the majority shareholder. We have experienced several periods of capital formation and operating losses which management believes are normal for a new business. Our management believes we can achieve economies of scale by applying fixed operating costs to more than one product and through lower increments in production costs for additional product sales both retail and wholesale.

Results of Operations

Revenues

Revenues totaled $125,358 for the year ended May 31, 2011 as compared to $60,006 for the period from July 28, 2009 (date of inception) to May 31, 2010.  Our sales were primarily to Ferraro Foods, an institutional food distributor to Famous Famiglias Pizzerias.  Sales to Ferraro Foods comprised ninety percent of our revenues for the May 31, 2011 period and ninety-six percent for the May 31, 2010 period.   These revenues were from sales of our sauces and salsa’s.

We expect our sales to increase by approximately $3,000,000 or (2,393%) for fiscal year ending May 31, 2012 as we expand our marketing efforts for institutional sales of our sauces and salsas, subject to funding, and as a result of our purchase of our pizza and sports bar restaurant, on September 2, 2011, which had unaudited gross revenues of approximately $1,519,000 in their 2010 year; as well as from our purchase of our restaurant franchising business on September 2, 2011, which had audited revenues of approximately $731,000 in its 2010 fiscal year.   Planned expansion of the franchise operations is expected to grow by twenty-two stores over the next ten-years. On September 25, 2011 a territory agreement was entered into which requires ten stores to be opened in Georgia over the next ten-years.  We plan to realign franchise operations in Florida to optimize revenues.  We are engaged in negotiations for potential territory franchise agreements in Texas, California and Nevada.

Expenses

Operating expenses totaled $792,531for the year ended May 31, 2011 compared to $182,338 for the period from July 28, 2009 (date of inception) to May 31, 2010.  The increase in expenses was primarily due to directors fees of $250,000 (share based compensation),accrued executive salaries of $123,158 and increases in sales commissions, and consulting and professional expenses.

Liquidity and Capital Resources

As of May 31, 2011, our cash balance was $193.  The following table provides information about our net cash flow for the financial statement periods presented in this annual report.  To date, we have financed our operations through the issuance of stock and contributions to capital by our controlling stockholder.

	Fiscal Year Ended May 31, 2011	Period from July 28, 2009 to May 31, 2010

Net Cash (used in) provided by operating activities	$(105)	$198
Net Cash provided by financing activities	-	100
Net increase (decrease) in Cash	(105)	298
Cash, beginning of year	298	0
Cash, end of year	$193	$298

We expect our liquidity to improve during the 2012 fiscal year based on our recent acquisitions and funding for continuing operations we believe may be available based on our projected revenue growth.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  The auditors opinion to our financial statements contain a “going-concern” qualification, which expresses substantial doubt regarding our ability to realize the value of assets and satisfy our liabilities and commitments in the normal course of business.  Our liquidity to date has been limited to proceeds from the sale of our products and contributions to our capital by our controlling stockholder.   We have no assurance as to how much or for how long our controlling stockholder will have the financial ability to continue funding our working capital needs.  We do not have a binding agreement that requires our controlling stockholder to make further contributions of capital or provide any other form of funding.   We believe cash flow generated from the sale of our products will be sufficient to sustain current operations; but, product sales alone will not generate sufficient profits to implement our plan of operations.  To fully implement our plan of operations, we expect to require $10,000,000 over the next thirty-six months. In the event we require additional capital to fund operations and growth, we may need to sell securities in private placements or obtain debt funding.  There is no assurance we will be able to make private sales of our securities or obtain debt funding, if we should have a need so to do.

The following table provides information about the recent acquisitions of our subsidiaries.  More information about the transactions is available in our report on Form 8-K filed on September 6, 2011.

Name of Subsidiary	Note Amount	Due Date	First Extension(1)	Second Extension(2)

Bobby V’s Original Westshore Pizza	$1,106,302	10/31/2011	12/31/2011	08/31/2012
Philly Westshore Franchising Enterprises	$2,581,372	10/31/2011	12/31/2011	08/3/2012

(1)	Extension granted, in consideration of 500,000 shares of common stock to be issued.
(2)	Extension may be granted in the sole discretion of holder, in consideration of 1,000,000 shares of common stock.

We are currently in talks with several equity participants to secure the $4.5 million we need to pay the notes we have issued to purchase our subsidiaries and to close the purchase the real estate on which our Tampa restaurant is located. You have no assurance we will be successful in its efforts to obtain the needed equity financing.  Our noteholders have the right to extend the due dates on the notes; and have granted the first of two extensions. The Company will incur the issuance of 500,000 shares of its common “Restricted” stock if the extension is granted. If the notes are not extended the result would be the loss of our subsidiaries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  Estimates that are critical to the accompanying financial statements include estimates related to classification of expenditures as either an asset or expense, and the likelihood of loss contingencies. Management bases its estimates and judgments on experience, which in our case is limited, and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  We revise estimates and assumptions periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.  Actual results may differ materially from these estimates under different assumptions or conditions.

JVW Entertainment purchased 9,761,000 shares of common stock.  JVW Entertainment gave Mr. Petrella, Jr. a note for $300,000, as total consideration for the stock.  In connection with the stock purchase by JVW Entertainment, we have entered into a Consulting Services Agreement and Agreement Not to Compete with Mr. Petrella, Jr.  The Consulting Services Agreement is for a period of five years with cash payments made every two weeks totaling $75,000 per year.  The agreement also calls for common stock purchase warrants to be issued in the total amount of 1,000,000 shares, exercisable for four years beginning one year after the date of the consulting agreement.  The exercise amounts and prices are as follows:

200,000 shares at $0.50 per share	200,000 shares at $2.00 per share
200,000 shares at $0.75 per share	200,000 shares at $3.00 per share
200,000 shares at $1.00 per share

We have assigned no value to the non-compete agreement due to disincentives to break the non-compete, such as the consulting agreement and the seller’s continuing ownership interest in our common stock.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item, including an index to the financial statements, begin on page F–1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have not had any change in or disagreement with our accountants during the past two fiscal years or the subsequent interim period.

ITEM 9A. CONTROLS AND PROCEDURES.

307 – Disclosure controls and procedures:  As of May 31, 2011, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.  Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our Chief Executive Officer/Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2011 we did not have adequate disclosure controls and procedures.

The primary reasons for management’s conclusions are that we did not have a plan in place for implementing controls and procedures and insufficient personnel to implement checks and balances.  We believe that we will not have sufficient funds available to develop a plan in the foreseeable future.  We do not anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308(a)(1) – Management’s responsibility: Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rule 15d–15(f) “as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.” Because of inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

308(a)(2) – Framework to be used for evaluation: In its evaluation of our internal control over financial reporting, our management has used the Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

308(a)(3) – Evaluation of our internal control over financial reporting: Pursuant to Rule 15d–15 of the Exchange Act, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2011. Based on this evaluation, our management, with the participation of our principal executive and acting principal financial officer, who is the same person, concluded that our internal control over financial reporting was not effective. Management has identified the following material weakness in our internal control over financial reporting:

—
The material weakness relates to the monitoring and review of work performed by our sole in-house accounting employee in the compilation of necessary disclosures and the preparation of the financial statements, footnotes and financial data included in the report we file or submit under the Exchange Act.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

308 (a)(4) – Absence of auditor’s attestation: This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

308(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officer, we did not make any changes in our internal control over financial reporting during the fiscal year ended May 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on the Effectiveness of Internal Control: Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting, when implemented, will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about risks and the likelihood of future events, and there is no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances and the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

ITEM 9B. OTHER INFORMATION.

We believe we have filed reports on Form 8-K during the fourth fiscal year providing all information required to be reported on Form 8-K which occurred during that period.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and biographical information following the table provide information about our directors and executive officers.

NAME	AGE	POSITION	Director Since
Edward J. DeBartolo, Jr.	63	Director	September 14, 2010
Robert S. Dollar	58	Chief Financial Officer	not applicable
Christopher C. Harwell	53	Director	September 14, 2010
Samuel E. Hunter	73	Director	September 14, 2010
Jackson L. Morris	67	Corporation Secretary	not applicable
Joseph M. Petrella III	30	Vice President – Institutional Sales	not applicable
David A. Rapaport	63	Director	September 14, 2010
Kenneth L. Shartz	43	Vice President – Retail Sales	not applicable
John V. Whitman, Jr.	52	Director and Chief Executive Officer	December 7, 2010

Our stockholders elect our directors. Our directors serve terms of one year and are generally elected at each annual stockholders meeting; provided, that there is no assurance we will hold a stockholders’ meeting annually. We have identified our independent directors using the definition of independence contained in the NASDAQ listing rules.  Our executive officers are elected by the board of directors and their terms of office are at the discretion of the board of directors, subject to terms and conditions of their respective employment agreements which we expect to enter into in the future.  We have the authority under Florida law and our bylaws to indemnify our directors and officers against certain liabilities.  We have been informed by the U.S. Securities and Exchange Commission that indemnification against violations of federal securities law is against public policy and therefore unenforceable.

Biographical Information About Our Directors And Executive Officers

Edward J. DeBartolo, Jr. is one of our independent directors.  Mr. DeBartolo has served as Chairman and Chief Executive Officer of DeBartolo Holdings LLC from 2000 to present. He oversees the management of the DeBartolo group of companies. The diversified portfolio of corporate entities headquartered in Tampa, Florida includes: DeBartolo Sports and Entertainment, DeBartolo Development, LLC, DeBartolo Financial Services, Hytec Automotive and Famous Famiglia Pizzerias, the largest current user of our products. From 1977 to 2000 he was the owner and Chief Executive Officer of the San Francisco 49ERS. He was instrumental in building the franchise to thirteen division titles, five conference championships and five Super Bowl Championships.  We believe that Mr. DeBartolo’s broad and extensive experience in business qualify him to be one of our directors.  Mr. DeBartolo earned a bachelor of arts/science degree (1968) from Notre Dame University.

Robert S. Dollar is our Chief Financial Officer on a part time basis. Mr. Dollar devotes approximately fifty percent of his working time to our affairs.  Mr. Dollar is a certified public accountant, licensed in the state of Georgia, with over thirty years of experience.  From 2001 to 2009, Mr. Dollar was chief financial officer of World Leadership Group, Inc., a group of privately owned companies operating in forty-nine states with approximately 5,000 employees.  The companies, on a combined basis, had revenues of approximately $90 million per year.  The companies were engaged primarily in mortgages and real estate industry.  Mr. Dollar earned a bachelor of business administration degree in accounting (1977) from Valdosta State University.

Christopher C. Harwell, is one of our independent directors.  From 1992 to the present, Mr. Harwell has been Chairman of Lord and Lasker Worldwide, specializing in food and foodservice products and agri-business, among other industries. The firm’s experience includes strategic and direct work for clients such as Dole, Dean Foods, General Mills, Goya, Hershey’s, Kellogg’s, Hormel and Johnsonville.  He is a founding stockholder in Worldwide Partners, Inc. which has 126 offices in fifty-three countries across North America, Europe, Asia, Latin America and the Middle East.  We believe that Mr. Harwell’s broad and extensive experience in business qualify him to be one of our directors.  Mr. Harwell earned a bachelor of arts degree (1978) from the University of South Florida.

Samuel E. Hunter, is one of our independent directors.  Mr. Hunter has held numerous senior executive positions over a forty-year career. From 2005 to present, he has been the head of the New York Trading Desk with The Interstate Group. He is a past Governor of the American Stock Exchange and Chairman of the New York Stock Exchange Upstairs Traders Advisory Committee. Mr. Hunter is a member of the Board of Directors of Diversified Corporate Resources, Inc. (AMEX– HIR). We believe that Mr. Hunter’s broad and extensive experience in business qualify him to be one of our directors. Mr. Hunter earned a bachelor’s degree in American studies from Yale, and a masters of business administration degree from New York University.

 Jackson L. Morris fills the statutory position of corporation secretary as a courtesy and incidental to his services as our independent corporate and securities counsel. He has served in these capacities since inception. Mr. Morris has been engaged in the private practice of law since 1982, maintaining his own practice in the Tampa Bay area since 1993. Mr. Morris focuses his practice in corporate, securities and business transaction law. Mr. Morris earned a B.A. degree in economics from Emory University in 1966, a J.D. degree from Emory University Law School in 1969 and an LL.M. from Georgetown Law School in 1974.

Joseph M. Petrella III, is our Vice President of Institutional Sales.  From 2008 to 2009, he held a sales and marketing position with Clear Channel Communications, a cable television operator in Tampa, Florida.  From 2005 to 2008, Mr. Petrella III held a sales and marketing position with Bayside Lending, LLC, a licensed mortgage broker in Tampa, Florida.  Prior to joining us, Mr. Petrella III did not have any previous experience in marketing and sales of food products.

David A. Rapaport is one of our independent directors.  Mr. Rapaport is a licensed attorney.  For the last thirty years Mr. Rapaport has specialized in capital formation for small to mid-size companies and has held various senior management positions (including chief executive officer) of several public companies.  Beginning February 1997 to present, Mr. Rapaport has served as executive vice president and general counsel of High Capital Funding, LLC, a private investment fund.  He is a director of Surge Global Energy, Inc. since October 2009, a publicly traded company. We believe that Mr. Rapaport’s broad and extensive experience in business qualify him to be one of our directors.   Mr. Rapaport attended Brookland College of the City University of New York and earned a LLB of law degree (1966) from St. John’s University School of Law.

Kenneth L Shartz, is our Vice President of Retail Sales.  For more than the past five years ending 2009, he was the executive vice president and general manager of H&R Block Mortgage Corp.  Prior to joining us, Mr. Shartz did not have any previous experience in marketing and sales of food products.

John V. Whitman Jr., became one of our directors, serving as chairman of the board, and our chief executive officer on December 7, 2010. Mr. Whitman expects to devote approximately seventy percent of his working time to our business and affairs.  From July 2007 to the present, Mr. Whitman has been a principal stockholder, functioned as a director and chief executive officer of JVW Entertainment, a privately owned company who is our controlling stockholder.  JVW Entertainment owns and operates a Blockbuster franchise video rental store, and provides consulting services to development stage companies in the areas of business development and capital formation.  JVW Entertainment often becomes a investor in the companies to which it provides consulting services, as it has with us.  From February 2010 to the present, he has been a principal stockholder, a director and president of NBBF, Inc., a privately owned company who owns several residential rental properties and an interest in a strip shopping center.  From 2006 to 2007, Mr. Whitman was the director and president of Day Spas of America, Inc., a non-reporting, publicly traded company who sold its operations in 2007.  At its peak, Day Spas of America operated a total of 35,700 square feet of retail space in three locations, employing approximately 125 health and beauty technicians and fitness trainers, with approximately $7 million in annual revenues.  On July 29, 2007, Mr. Whitman entered a guilty plea for a violation of 18 US Code 157 arising from his forgery of an attorney’s signature to an attempted bankruptcy petition in Tampa, Florida for Day Spas of America.  He paid a $1,500 fine and completed probation on December 29, 2008.  From 2005 to 2007, he was a director and president of Caribbean Cuisine, Inc., who operated a sandwich shop which it sold.  From 1996 to July 2007, Mr. Whitman was the founder, a director and the chief executive and operating officer of Stampede Worldwide, Inc., a registered and reporting, publicly traded company, and its predecessor and subsidiaries engaged in publishing, commercial printing, contract intranet development and related activities.  At its peak, Stampede Worldwide employed approximately 132 personnel and made approximately $2.4 million in annual sales.  Stampede Worldwide reorganized under Chapter 11 of the Bankruptcy Code in 2004 and sold its remaining commercial printing operations in 2004.  Prior to 1996, Mr. Whitman was simultaneously the president of two wholly owned subsidiaries of Gray Communications Systems, Inc., now Gray Television, Inc., a New York Stock Exchange listed company.  These companies were Southwest Georgia Shoppers, Inc. who employed 125 personnel and published seven weekly shopper newspapers - five in Georgia and two in Florida - and The Rockdale Citizen Publishing Company who published two daily newspapers in Georgia.  These companies employed combined personnel of approximately 450 employees and had combined annual revenues of approximately $20 million.

Our key employee and his biographical information

Robert D. Vasaturo, Jr., is the Chief Operating Officer of Philly Westshore Franchising Enterprises and Bobby V’s Original Westshore Pizza, LLC; our two wholly owned subsidiaries. Prior to our acquisition of the Westshore Pizza system, Mr. Vasaturo was the Director, President, Secretary and Treasurer of Philly Westshore Franchising Enterprises, Inc and its predecessor Philly Westshore Franchise Corp, the original franchisor of the Westshore Pizza Restaurant system, as well as the principal owner and operator of Bobby V’s Original Westshore Pizza.  He is the founder of the Westshore Pizza Restaurant system and has been an officer, director and principal shareholder of several Westshore Pizza Restaurants.  He has extensive experience in the restaurant business, starting at the age of eighteen when he opened his first pizzeria, of which he sold for a profit, Vasaturo's Pizza in Trevose, PA., to ultimately franchising over forty Westshore Pizza locations in three different states.

Code of Ethics.

We have not adopted a code of ethics governing the conduct of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Nomination of Candidates for Directors by Stockholders.

We have not adopted any procedures for nomination of candidates for directors by our stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning the compensation we have paid to the named executive officers for all services rendered in all capacities, for the period from inception to May 31, 2010 and for the fiscal year ended May 31, 2011.  We do not have any executive officers whose compensation exceeded $100,000 during the period.

Name and Position Year	Total cash compensation paid or accrued	Stock Awards	Total
Robert S. Dollar, Chief Financial Officer
2010	0	0	0
2011	$57,000	0	$57,000
Joseph M. Petrella, III, Vice President – Institutional Sales
2010	0	0	0
2011	$37,500	0	$37,500
Kenneth L. Shartz, Vice President –Retail Sales
2010	0	0	0
2011 (1)	$37,500	0	$37,500
John V. Whitman, Jr., Chief Executive Officer
2011 (2)(3)	0	$74,658	$74,658
________________
(1) CEO until December 10, 2010; President from December 10, 2010 to April 6, 2011; Vice President – Retail Sales beginning April 6, 2011.
(2) CEO beginning December 10, 2010.
(3) We issued 298,632 shares to Mr. Whitman on August 31, 2011 in payment of compensation accrued through May 31, 2011 which we originally intended to pay in cash in the amount of $74,658.

Employment Agreements

We plan to enter into employment agreements with our management at some point in the future.  Each agreement will be for a three year period, establish annual salaries as disclosed below.  Annual bonuses will be determined by the compensation committee of the board, or by the board in the absence of a compensation committee.

Name	One-time signing bonus	Annual Salary

Robert Dollar, Chief Financial Officer	$15,000	$100,000
Joseph M. Petrella, III, Vice President – Institutional Sales	25,000	$75,000
Kenneth L. Shartz, Vice President of Retail Sales	$50,000	$75,000

We do expect to enter into an employment agreement with Mr. Whitman.  We will pay Mr. Whitman an annual salary of $250,000 with additional compensation to be in the form of common stock warrants and other benefits in line with the expected duties as required under an employment agreement.

Each employment agreement is expected to provide for payment of benefits provided to other employees, an automobile allowance, and an opportunity to earn a performance bonus.

We have two employment agreements with Mr. Vasaturo as chief operating officer of our subsidiaries.  The employment agreements provide an initial annual salary in the aggregate of $450,000 until the notes we have given in purchase of our subsidiaries are paid and $150,000 after payment of the notes.  The employment agreements have a term of seven years, subject to extension.  We also pay a royalty to Mr. Vasaturo for the purchase of the Bobby V’s registered trademark.  The royalty is equal to twenty percent of franchise fees and franchise royalties on franchises newly sold after August 31, 2011.

Director Compensation

The following table sets forth the compensation we paid to each of our directors, as directors during the fiscal year ended May 31, 2011.

NAME	Stock awards	Cash Compensation	Total
Edward J. DeBartolo, Jr.	$50,000	0	$50,000
Christopher C. Harwell	$50,000	0	$50,000
Samuel E. Hunter	$50,000	0	$50,000
David A. Rapaport	$50,000	0	$50,000
Kenneth L. Shartz	$50,000	0	$50,000

We issued 50,000 shares of our common stock to each of our directors on August 11, 2010, as compensation for their services, which we have valued at $1 per share for this purpose.  This compensation covers the first twelve months of service ended August 31, 2011.  We plan to issue to our directors shares of our common stock at the beginning of each future twelve months of service beginning September 1, 2011, but we have not decided on the number of shares we will issue with respect to that date..  We will value these shares at the weighted average closing price of our common stock for the last seven trading days in August preceding each future twelve months of service.  In addition to the annual stock compensation, we will pay our directors $500 for each board meeting they attend in person and $50 per hour or part thereof for each board meeting they attend by telephone or video conference in excess of the initial forty-five minutes of each meeting.  We will reimburse travel and lodging expenses for board members attending meetings in person who reside outside the state of Florida.

Compensation Committee

We do not have a compensation committee.  These functions are provided by our full board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Our principal stockholders are set forth in the following table. These principal stockholders include:

☐	each of our directors and executive officers,
☐	our directors and executive officers as a group, and
☐	others who we know own more than five percent of our issued and outstanding common stock.

We believe each of these persons has sole voting and investment power over the shares they own, unless otherwise noted.  The address of our directors and executive officers is our address.
Name	Number of Shares	Percentage
Edward J. DeBartolo, Jr.(1)	175,000	*
Robert S. Dollar(2)	545,142	2.717
Christopher C. Harwell(3)	70,000	*
Samuel E. Hunter	60,000	*
Jackson L. Morris	300,000	1.495
Joseph M Petrella III	99,868	*
David A. Rapaport	50,000	*
Kenneth L. Shartz	208,236	1.038
John V. Whitman, Jr. (4)	10,915,250	54.395
All directors and officers as a group (8 persons)	12,423,496	61.911
Rockwell Consultants, Inc.	1,057,750	5.271
1314 Blondell Avenue,	Bronx, NY 10461

*Less than one percent

(1)	All shares held in family trust
(2)	Includes shares held by RSD Financial Services, Inc., a corporation owned and controlled by Mr. Dollar.
(3)	Shares jointly owned by Mr. Harwell and his spouse.
(4)	Includes 500,000 shares owned by Mr. Whitman and 10,415,250 legally owned by JVW Entertainment, a company he controls.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We sell our products to Famous Famiglia Pizzerias, a subsidiary of DeBartolo Holdings LLC, through Ferraro Foods, an institutional food distributor.  Mr. DeBartolo is a controlling member of DeBartolo Holdings LLC and Mr. Petrella, Jr., one of our founders, is Director of Diversified Operations of DeBartolo Holdings LLC and the Executive Chef and Director of North East Operations of Famous Famiglia Pizzeria.  We do not control the price and terms on which Ferraro Foods sells our products to Famous Famiglia Pizzerias, but we believe the relationships Mr. DeBartolo and Mr. Petrella, Jr. have with Famous Famiglia Pizzerias is a positive factor in its purchase of our products.  At the present time, Famous Famiglia Pizzerias uses only two of our products.  We have not had any discussions with Ferraro Foods or Famous Famiglia Pizzerias regarding an expansion of the number of our products which it uses.

In our 2011 fiscal year, JVW Entertainment has advanced the following sums to us or for our benefit:

Quarter ended -	Amount
August 31, 2010	$108,093
November 31, 2010	$37,195
February 28, 2011	$33,854
May 31, 2011	$35,241
Total	$214,383

JVW Entertainment has advanced these amounts to us based on its interest in our financial survival, without any written obligation to make the advances.   We have not paid JVW Entertainment interest on the advances and are not obligated to pay interest.  The amounts advanced by JVW Entertainment have been credited at the end of each applicable accounting period to paid in capital; except, for $70,689 of the advances during the quarter ended August 31, 2010, which has been applied to payment for 2,300,000 shares of common stock which we issued to JVW Entertainment on June 29, 2010 in expectation of using “push down accounting”.  “Push down accounting” would have enabled us to write up the carrying value of certain assets and thus provide a benefit to us which we determined would satisfy the Florida corporation law requirement that we receive adequate consideration for the sale of our common stock.  We have determined that we cannot use “push down accounting” and therefore did not receive adequate consideration for the 2,300,000 shares of our common stock issued to JVW Entertainment.  Accordingly, we reclassified $70,689 of the advances made by JVW Entertainment during the quarter ended August 31, 2010 as payment for our common stock, at a price of approximately $0.031 per shares, which is the same price per share JVW Entertainment paid to Mr. Petrella, Jr. for 9,761.000 shares of our common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Aggregate fees billed by our principal independent registered public accounting firm for audits of the financial statements for the fiscal years indicated:

	2011	2010
Audit Fees	$82,633	24,863
Audit–Related Fees(1)	0	0
Tax Fees	0	4,942
All Other Fees	0	0
Total	$82,633	29,805

Percentage of hours on audit engagement performed by non–full time employees: less than 50% of total time

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

 Exhibits

Exhibit Number	Description

10.1	Employment Agreement with Bobby V’s Original Westshore Pizza, LLC
10.2	Employment Agreement with Philly Westshore Franchising Enterprises, Inc.
10.3	Trademark Purchase and Assignment Agreement
31.1	Rule 15d-14 (a) Certification by Principal Executive and Principal Operating Officer
31.2	Rule 15d-14 (a) Certification by Principal Financial and Principal Accounting Officer
32	Section 1350 Certification of Principal Executive and Principal Operating Officer and Principal Financial Principal Accounting Officer

FINANCIAL STATEMENTS OF
BELLA PETRELLA’S HOLDINGS, INC.

Page

Report of Pender Newkirk & Company, Independent Registered Public Accounting Firm	F-2

Balance Sheets as of May 31, 2011and 2010	F-3

Statements of Operations For the Year Ended May 31, 2011 and the period from July 28, 2009 (date of inception) to May 31, 2010	F-4

Statements of Changes in Shareholders’ Equity (Deficit) For the Year Ended May 31, 2011 and the period from July 28, 2009 (date of inception) to May 31, 2010	F-5

Statements of Cash Flows for the Year Ended May 31, 2011and the period from July 28, 2009 (date of inception) to May 31, 2010	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors
Bella Petrella’s Holdings, Inc. (a majority owned
subsidiary of JVW Entertainment, Inc.
Tampa, Florida

We have audited the accompanying balance sheets of Bella Petrella’s Holdings, Inc. (a majority owned subsidiary of JVW Entertainment, Inc.) (“the Company”) as of May 31, 2011 and 2010 and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year ended May 31, 2011 and for the period July 28, 2009 (date of inception) to May 31, 2010. These financial statements are the responsibility of the management of Bella Petrella’s Holdings, Inc.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bella Petrella’s Holdings, Inc. (a majority owned subsidiary of JVW Entertainment, Inc.) as of May 31, 2011 and 2010 and the results of its operations and its cash flows for the year and period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, the Company has incurred a net loss of $763,638 during the year ended May 31, 2011, has an accumulated deficit of $936,890 as of May 31, 2011, and has limited revenue generating operations.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
October 14, 2011

Bella Petrella's Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Balance Sheets

Assets
	May 31, 2011	May 31, 2010
Current Assets
Cash in Bank	$193	$298
Accounts Receivable	-	12,526
Inventory	-	9,973
Prepaid Expenses	100,000	50,465
Total Current Assets	100,193	73,262

Other Assets
Trademarks	5,000	-

Total Assets	$105,193	$73,262

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
Accrued Executive Compensation	$123,158	$-
Accounts Payable (including related party balance of $90,174 and
$17,393 at May 31, 2011 and 2010, respectively)	134,682	26,654

Total Liabilities	257,840	26,654

Shareholders' Equity (Deficit)
Common Stock, $0.01 par value; 500,000,000 shares authorized;
16,855,600 and 14,205,600 shares issued and outstanding at
May 31, 2011 and May 31, 2010, respectively	168,556	142,056
Additional Paid-in Capital	615,687	77,804
Accumulated deficit	(936,890)	(173,252)
Total Shareholders' Equity (Deficit)	(152,647)	46,608

Total Liabilities and Shareholders' Equity	$105,193	$73,262

See accompanying notes to financial statements.

Bella Petrella's Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Statements of Operations

	Year Ended May 31, 2011	Period from July 28, 2009 (date of inception) to May 31, 2010

Sales	$125,358	$60,006

Cost of Goods Sold	96,465	50,920

Gross Profit	28,893	9,086

General and Administrative Expenses	792,531	182,338

Net Loss	$(763,638)	$(173,252)

Basic and diluted loss per share	$(0.05)	$(0.02)

Basic and diluted weighted average common
shares outstanding	16,571,764	9,993,077

See accompanying notes to financial statements.

Bella Petrella's Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Statements of Changes in Shareholders' Equity (Deficit)
For the period from July 28, 2009 (date of inception) to May 31, 2010 and for the year ended May 31, 2011

			Capital In
	Common Stock		Excess Of	Accumulated
	Shares	Amount	Par Value	Deficit	Total

Issuance of founder shares at $.01 per share	14,200,600	$142,006			$142,006

Issuance of shares at $.01 per share, February, 2010	5,000	50			50

Contribution of inventory by founder			$11,435		11,435

Contribution of capital by shareholder			66,369		66,369

Net loss for the period July 28, 2009 through May 31, 2010				$(173,252)	(173,252)

Balance May 31, 2010	14,205,600	$142,056	$77,804	$(173,252)	$46,608

Issuance of shares to JVW Entertainment, Inc. at $.0307 per share, June, 2010 in
connection with JVW's purchase of controlling interest of the company	2,300,000	$23,000	$47,689		70,689

Issuance of shares to board of directors as compensation for services at $1 per
share, August, 2010	250,000	$2,500	$247,500		250,000

Issuance of shares at $1.00 per share as non refundable payment under a letter of
intent to acquire a pizza store franchise, December, 2010	100,000	1,000	99,000		100,000

Contribution of capital by shareholder			143,694		143,694

Net loss for the year				(763,638)	(763,638)

Balance May 31, 2011	16,855,600	$168,556	$615,687	$(936,890)	$(152,647)

See accompanying notes to financial statements.

Bella Petrella's Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Statements of Cash Flows

		Period from July 28, 2009
	Year Ended	(date of inception) to
	May 31, 2011	May 31, 2010
Cash flows from operating activities:
Net loss	$(763,638)	$(173,252)

Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Non-cash expenses	509,848	141,956
Changes in assets and liabilities:
Accounts Receivable	12,526	(12,526)
Inventory	9,973	1,462
Prepaid Expenses	-	15,904
Accrued Executive Compensation	123,158
Accounts Payable	108,028	26,654
Net cash (used) provided by operating activities	(105)	198

Cash flows from financing activities:
Sale of common stock	-	100
Net cash provided by financing activities	-	100

Net (decrease) increase in cash	(105)	298

Cash at beginning of period	298	-

Cash at end of period	$193	$298

Supplemental disclosures of cash flow investing and
noncash financing activities:
Stock issued in exchange for payment of expenses by JVW Entertainment, Inc.	$70,689	-
Common Stock issued in exchange for letter of intent	100,000	-
Common Stock issued for services	250,000	-
Capital contribution for Prepayment of expenses by JVW Entertainment	$-	$66,369
Capital contribution for payment of expenses by JVW Entertainment	$143,694	$-
Contribution of inventory by founder	$-	$11,435

See accompanying notes to financial statements.

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

 (2) Basis of Presentation and Going Concern

Bella Petrella’s Holdings, Inc. controlling interest was acquired on March 19, 2010 by JVW Entertainment, Inc.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

The Company has incurred net losses of $763,638 during the year ended May 31, 2011 and $173,252 during the period from July 28, 2009 (date of inception) to May 31, 2010.  In addition, the Company has no significant revenue-generating operations.  To continue as a going concern, the Company plans to raise funds through private placements and public stock offerings.  These funds will be used for marketing and payment of general and administrative expenses.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

(3) Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  Estimates that are critical to the accompanying financial statements include estimates related to classification of expenditures as either an asset or expense, valuation of deferred tax assets, and the likelihood of loss contingencies.  Management bases its estimates and judgments on experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.  Actual results may differ materially from these estimates under different assumptions or conditions.

Concentration of Credit Risk
The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts, or other hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits, which at times, could exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Accounts Receivable and Allowance for Doubtful Accounts
The Company's receivables result from sales of its products.  The Company provides an allowance for doubtful accounts based on a review of the current status of existing receivables and historical collection experience. Receivables are charged to the allowance account when deemed to be uncollectible. No allowance for doubtful accounts was considered necessary at May 31, 2011 and 2010.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Financial Statements

(3) Summary of Significant Accounting Policies (continued)

Inventory
Inventories are stated at the lower of cost (first-in, first-out) or market value.

Revenue Recognition
The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) and FASB ASC 605 Revenue Recognition.  The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collections of resulting receivable is reasonably assured.  Products are primarily shipped FOB shipping point at which time title passes to the customer.

The Company’s products are primarily sold to resellers and therefore the Company does not collect sales taxes.

Income Taxes
Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates. Certain guidance located within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, "Income Taxes" (“ASC Topic 740”), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company had no uncertain tax positions for the periods ended May 31, 2011 and 2010.

Share-Based Compensation
U.S. GAAP requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.

The Company accounts for common stock warrants granted based on the fair market value of the instrument using the Black-Scholes option pricing model utilizing certain weighted average assumptions such as expected stock price volatility, term of the options and warrants, risk-free interest rates, and expected dividend yield at the grant date.  Because the Company's common stock is not traded publicly, expected stock price volatility is based on a calculated value which was determined through the weighted average stock price volatilities of appropriate peer companies. The expected term of the warrants granted is equal to the estimated life of the warrants. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the stock options. The Company does not expect to pay any dividends.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Financial Statements

Summary of Significant Accounting Policies (continued)

Net (Loss) Per Share
U.S. GAAP requires dual presentation of basic and diluted earnings or loss per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, options and other common stock equivalents; this metric is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e., options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. During the periods ended May 31, 2011 and 2010, common stock equivalents consisting of 1,000,000 outstanding warrants were not considered in the calculation of the weighted average number of common shares outstanding for diluted EPS, as they would be anti-dilutive, thereby decreasing the net loss per common share.

Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and accounts payable. The carrying amounts reported on the balance sheet approximate fair value because these financial instruments are short term in nature.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

(4) Concentrations

The Company does a significant amount of its total business with one customer.  This customer comprises 90% and 94% of total revenues for the Company’s products for the period ended May 31, 2011 and the period July 28, 2009 (date of inception) to May 31, 2010 respectively.

The Company outsources 100% of its product manufacturing to one manufacturer.  However, the Company believes other manufacturing options are available.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Financial Statements

(5) Contingencies and Commitments

In connection with the stock purchase by JVW Entertainment, Inc., the company has entered into a Consulting Services Agreement and Agreement Not to Compete with Joseph M. Petrella, Jr.  The Consulting Services Agreement is for a period of five (5) years with cash payments made every two weeks totaling $75,000 per year.  The agreement also calls for common stock purchase warrants to be issued in the total amount of 1,000,000 shares, exercisable for four years beginning one year after the date of the consulting agreement.  The exercise amounts and prices are as follows:

200,000 shares at $0.50 per share	200,000 shares at $2.00 per share
200,000 shares at $0.75 per share	200,000 shares at $3.00 per share
200,000 shares at $1.00 per share

 No value was assigned to the non-compete agreement due to disincentives to break the non-compete, such as the consulting agreement and the seller’s continuing ownership interest in the Company.

(6) Income Taxes

The company's provision (benefit) for  income taxes was as follows:

	May 31, 2011	May 31, 2010
Deferred
Federal	(254,130)	(58,906)
State	(27,131)	(6,289)

Total	(281,261)	(65,195)
Change in valuation allowance	281,261	65,195

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	May 31, 2011	May 31, 2010
Income tax provision at statutory rate:	$(259,637)	$(58,906)
Increase (decrease) in income tax due to:
Nondeductible expenses	5,507	-
State income taxes net	(27,131)	(6,289)
Change in valuation allowance	281,261	65,195
	$-	$-

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Financial Statements

The significant components of the Company's deferred tax assets are as follows:

	May 31, 2011	May 31, 2010

Current deferred tax asset:
Accrued executive compensation	$46,344	$-
	46,344

Non-current deferred tax assets:
Federal and state net operating loss carryforwards	300,112	65,195
	300,112	65,195

Valuation allowance	(346,456)	(65,195)
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.  The Company’s deferred taxes were comprised completely of Net operating losses.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of May 31, 2011, based upon the levels of historical taxable income and the limited experience of the Company, the Company believes that it is more likely than not that it will not be able to realize the benefits of some of these deductible differences. Accordingly, a valuation allowance of $346,456 and $65,195 has been provided in the accompanying financial statements as of May 31, 2011 and May 31, 2010. The 2011 net change in valuation allowance related to deferred tax assets was an increase of $281,261 primarily relating to net operating loss carryforwards.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Financial Statements

(6) Income Taxes (continued)

At May 31, 2011, the Company has federal net operating loss carryforwards of approximately $797,354. The federal tax loss carryforward will expire through 2030, unless previously utilized.

Pursuant to Internal Revenue Service Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. However, the Company does not believe such limitations will have a material impact upon the utilization of these carryforwards.

The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for all open tax years.

(7) Share- Based Compensation

There were no exercises of warrants during the period and there was no compensation expense related to the warrants.   The weighted average grant date fair value of the warrants granted during the period was less than $.001.  As of May 31, 2011and 2010, the unrecognized compensation cost related to the warrants was less than $100.  The current bid on the OTCBB at August 29, 2011 was $0.30, which is less than the exercise price.

The following table summarizes warrant activity for the period:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, beginning of period	1,000,000	$1.45	4.68 Years

Exercised	—

Granted	0

Expired/cancelled	—

Outstanding, May 31, 2011	1,000,000		3.68 Years

Exercisable, May 31, 2011	1,000,000	$1 .45	3.68 Years

(8) Related Party Transactions

In connection with the Consulting Agreement (discussed in Note 5) with a shareholder, the Company has recorded  liabilities in the amounts of $90,174 and $17,392 at May 31, 2011 and 2010, respectively, which are included in accounts payable in the accompanying balance sheet.

During the period ended May 31, 2011, the Company incurred $30,037 in commissions to a shareholder of the Company.  During the period July 28, 2009 to May 31, 2010, the Company incurred $9,303 in commissions to a shareholder of the Company.  These commissions are included in general and administrative expenses in the accompanying statements of operations.  As of May 31, 2011 and May 31, 2010, $0 and $2,220 of these commissions were unpaid and are included in accounts payable in the accompanying balance sheets.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Financial Statements

(8) Related Party Transactions (continued)

 In June 2010, the Company issued 2,300,000 shares to JVW Entertainment, Inc. as part of an agreement among the Company, JVW Entertainment, Inc. and Joseph Petrella, Jr. under which JVW Entertainment, Inc. would acquire 80% ownership of the Company. During the six months ended November 30, 2010, JVW Entertainment, Inc. advanced $145,288 to the Company and in payment of Company expenses. In December 2010, the Company determined that the benefits expected to be derived from JVW Entertainment, Inc.’s control share acquisition would not be available and the issue of the 2,300,000 shares for that purpose would be of no ultimate benefit to the Company. Accordingly, $70,689 of the sum advanced to and on behalf of the Company by JVW Entertainment, Inc. during the six month period ended November 30, 2010 has been reclassified as payment for the 2,300,000 shares of common stock and the balance recorded as additional paid in capital. During the six months ended May 31, 2011, JVW Entertainment, Inc. paid approximately $69,095 in company expenses which were recorded as additional paid in capital.

In August 2010, the Company issued 250,000 shares of common stock to the board of directors as compensation for twelve months of service beginning September, 2010. $250,000 was expensed in the three months ended November 30, 2010 because the shares were not cancelable if the directors did not fulfill their twelve month terms of service.

The commissions paid and common stock issued to Joseph Petrella, Jr. during the period were considered reasonable compensation for his selling and administrative services during the period.

The above amounts and terms of the related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

Accrued Executive Compensation at May 31, 2011 represents compensation owed to John V. Whitman, Jr., CEO, Kenneth L. Shartz, Vice President Retail Sales, and Joseph M. Petrella, III, Vice President Institutional Sales.
Compensation was paid to Mr. Whitman in company common stock issued as disclosed in Note 9 on August 31, 2011 for services rendered through August 11, 2011.

(9) Subsequent Events

The company entered into the following three material contracts, effective September 2, 2011.  The company closed the transactions in the first two of the three material contracts, effective September 2, 2011.  The company will defer closing the third material contract until funding is obtained to pay the secured promissory notes issued to close the first two material contracts and to close the third material contract for cash.

1.
The company purchased Bobby V’s Original Westshore Pizza, LLC at a price of $1,110,000, which was paid with the company promissory note due October 31, 2011, secured by the members’ interests in the acquired company.  The maturity date of the note is subject to two extensions, the last being through August 31, 2013, and can be paid by issue of  shares of the company’s common stock, at the election of the note holders.  The note was extended to December 31, 2011 on October 13, 2011, with the issuance of the 500,000 shares of company common stock as discussed in item 2. Below.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Financial Statements

 (9) Subsequent Events (continued)

2.
The company purchased Philly Westshore Franchising Enterprises, Inc. at a price of $2,590,000, which was paid with a promissory note due October 31, 2011, secured by the common stock in the acquired company.  The maturity date of the note is subject to two extensions, the last being through August 31, 2013, and can be paid by shares of the company’s common stock, at the election of the holders.  On October 13, 2011, the first extension was granted through December 31, 2011, in exchange for 500,000 shares of the company’s common stock, which was issued on October 13, 2011.

3.	The company signed a contract to purchase Vasaturo Holdings LLC at a price of $800,000. The company expects to close this transaction when financing is obtained.

The company acquired 100% of the voting interest of the Westshore companies as part of its strategy to make acquisitions that provide vertical integration with its current products.  The company also believes the acquisitions provide revenue and expansion potential.

The company has not presented unaudited proforma information of the results of the company for the periods ended May 31, 2011 and 2010 as if these acquistions had taken place at the beginning of the periods presented.  This information is not available due to the acquired companies having different year-ends.

Bobby V’s Original Westshore Pizza LLC operates one 83 seat pizza and sandwich sports bar in Tampa, Florida.  The restaurant was founded in 1994.  Unaudited gross revenues of the restaurant’s most recently ended 2010 fiscal year were approximately $1,519,000.

Philly Westshore Franchising Enterprises, Inc. franchises to others  pizza and sandwich sports bars primarily in Florida and Ohio.  Audited gross revenues of the business’ most recently ended 2010 fiscal year were approximately $731,000.

Vasaturo Holdings LLC owns the real estate leased to Bobby V’s Original Philly Westshore Pizza, Inc., a 14,560 square foot lot in Southwest Tampa, Florida with a 3,600 square foot commercial building used by the restaurant and as executive offices for all three enterprises.  Annual rent received from the tenant is $60,000 per year.

The company has employed the prior owner to continue management of Bobby V’s Original Philly Westshore Pizza and Philly Westshore, and he will manage Vasaturo Holdings after closing.  The employment contract is for 7 years and calls for an initial annual salary of $450,000 in the aggregate until the notes given in purchase of the subsidiaries are paid and salary of $150,000 per year after the payment of the notes.

Effective August 18, 2011, the company registered 1,750,000 shares of the company’s common stock under the Bella Petrella’s Holdings, Inc. 2011a Stock Compensation Program.  The details of the registration may be found in Form S-8 as filed with the Securities and Exchange Commission.  The purpose of  the program is to allow the company to compensate the program participants as listed below in shares of Bella Petrella’s Holdings, Inc. common stock for services rendered and to be rendered.  The are no resale restrictions on the resale of common stock received under the plan.

The participants are:
John V. Whitman, Jr., director and chief executive officer
Jackson L. Morris, securities counsel
Daniel Chasse, consultant

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Financial Statements

 (9) Subsequent Events (continued)

On August 5, 2011, the company entered  into a consulting agreement with an individual for services including developing marketing strategies for franchises, identifying and qualifying potential franchisees, evaluating potential franchisees for competency and experience in the restaurant business and assessing and evaluating demographic requirements for franchising.  The company issued 1,000,000 shares of the company’s common stock under the Bella Petrella’s Holdings, Inc. 2011a Stock Compensation Program as compensation for services under the agreement.  The agreement is for a period of one year.

On August 26, 2011, the company entered into a consulting contract to provide a prospectus from a third party for the company.  The consultant received 250,000 shares of common stock of the company in exchange for the services to be provided under the contract.

On August 31, 2011, the company issued 500,000 shares of unrestricted common stock to the company’s CEO, in payment for services under the previously mentioned stock compensation program  The payment was for services rendered February 11, 2011 to August 11, 2011.  The valuation of  the stock at the time of the payment was $.25 per share based on bid prices and resulted in a total compensation of $125,000 for the six month period.

On August 18, 2011, the company issued 250,000 shares of unrestricted common stock to the company’s securities attorney in exchange for services under the previously mentioned stock compensation program started August 11, 2011.  The payment is a prepayment of services for the period June 1, 2011 to May 31, 2013.  The shares were valued at $.25 per share based on bid prices and resulted in a total prepaid compensation of $62,500.

On July 25,2011, the company issued 360,000 shares of restricted common stock to the owner of the Westshore companies as inducement to close the transactions described previously in this disclosure.

Subsequent to May 31, 2011, JVW Entertainment, Inc. paid approximately $2,800 in Company expenses, which were recorded as paid in capital.

Subsequent to May 31, 2011, a shareholder of the company paid accounting fees to the company’s auditors of $55,888.  The shareholder will receive 200,000 restricted shares of the company’s common stock with no registration rights in exchange for the payment, a valuation of approximately $.28 per share.

The company subsidiary, Philly Westshore Franchising Enterprises, Inc., (Philly) entered into a Territory Representative Agreement for the State of Georgia on September 25, 2011.  Under the agreement, Philly appointed Westshore Georgia, Inc. for a term of ten years, subject to extension, as the exclusive representative to market and sell franchises for Philly’s pizza and sandwich sports bar restaurants and to open franchised pizza and sandwich sports bar restaurants.  Philly received an “area development fee” of $30,000 for the appointment.  Franchisees obtained by Westshore Georgia must enter into franchise agreements with Philly for any restaurants they intend to open and operate.  Westshore Georgia must also enter into franchise agreements with Philly for any restaurants it intends to open and operate.  Westshore Georgia is required under the agreement to sell franchises as Philly’s representative and/or open one pizza and sandwich sports bar restaurant each year during the ten year term of the agreement.

Concurrent with the appointment of Westshore Georgia as territory representative for the State of Georgia, Philly entered into a franchise agreement with it for one pizza and sandwich sports bar restaurant to be developed and opened at a location in Georgia subject to Philly’s approval within 180 days.  Philly received a nonrecurring and non-refundable fee of $30,000 for the agreement.  Operation of the franchise is subject to Philly’s normal ongoing franchise fee payments.

On September 12, 2011, the company issued 250,000 shares of common stock to an individual as incentive to assist the company in finding sources of capital.  No contract between the company and the individual currently exists.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bella Petrella’s Holdings, Inc.

Date: October 14, 2011	By:	/s/ John V. Whitman, Jr.
John V. Whitman, Jr.
Principal Executive Officer and Principal Accounting and Financial Officer

Signature and Name:	Capacity in which signed:	Date:

/s/ Edward J. DeBartolo	Director	October 14, 2011
Edward J. DeBartolo

/s/ Robert S. Dollar	Chief Financial Officer	October 14, 2011
Robert S. Dollar	Director

/s/ Christopher C. Harwell	Director	October 14, 2011
Christopher C. Harwell

/s/ Samuel E. Hunter	Director	October 14, 2011
Samuel E. Hunter

/s/ David A. Rapaport	Director	October 14, 2011
David A. Rapaport

/s/ John V. Whitman, Jr.	Director and Chief Executive Officer	October 14, 2011
John V. Whitman, Jr.