Form 10-K/A
period 2011-05-31
Bella Petrellas Holdings, Inc.
filed 2011-10-17
CIK 1499855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K.
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

EXPLANATORY NOTE

        This amendment number 1 the the annual report for year ended 5-31-2011, is being sumitted to add the auditor's signature on the Report of Independent Registered Public Accounting Firm.

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

/s/ Pender Newkirk & Company LLP
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

Bella Petrella’s Holdings, Inc.

Date: October 17, 2011	By:	/s/ John V. Whitman, Jr.
John V. Whitman, Jr.
Principal Executive Officer and Principal Accounting and Financial Officer

Signature and Name:	Capacity in which signed:	Date:

/s/ Edward J. DeBartolo	Director	October 17, 2011
Edward J. DeBartolo

/s/ Robert S. Dollar	Chief Financial Officer	October 17, 2011
Robert S. Dollar	Director

/s/ Christopher C. Harwell	Director	October 17, 2011
Christopher C. Harwell

/s/ Samuel E. Hunter	Director	October 17, 2011
Samuel E. Hunter

/s/ David A. Rapaport	Director	October 17, 2011
David A. Rapaport

/s/ John V. Whitman, Jr.	Director and Chief Executive Officer	October 17, 2011
John V. Whitman, Jr.