Form 10-Q
period 2011-08-31
Bella Petrellas Holdings, Inc.
filed 2011-10-24
CIK 1499855

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011 [First Quarter]

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

COMMISSION FILE NO.  333-169145

BELLA PETRELLA’S HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	27-0645694
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

109 South Edison Avenue Tampa, Florida	33606
(Address of principal executive offices)	(Zip code)

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
YES ☑ NO ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	YES ☐ NO ☑

The number of shares outstanding of each of the issuer’s classes of common stock at October14, 2011 was 20,041,600 shares of $0.01 par value common stock.

SUMMARIES OF REFERENCED DOCUMENTS

This quarterly report on Form 10–Q contains references to, summaries of and selected information from material agreements and other documents. These agreements and documents are not incorporated by reference; but, they are filed as exhibits to this annual report or to other reports we have filed with the U.S. Securities and Exchange Commission.  Whenever we make reference in this annual report to any of our material agreements and other documents, the summaries and selected information do not necessarily contain all of the terms and conditions of the material agreements and other documents.  The summaries of and selected information from those material agreements and other documents are qualified in their entirety by the complete agreements and other documents.  You may obtain the full text of the material agreements and other documents from the Public Reference Section of or online from the Commission.

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

Use of Pronouns and Other Words

The pronouns “we”, “us”, “our” and the equivalent mean Bella Pretella’s Holdings, Inc. and our consolidated subsidiaries.  In the notes to our financial statements, the “Company” means Bella Petrella’s Holdings, Inc. and our consolidated subsidiaries  The pronoun “you” means the reader of this quarterly report on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEX
FINANCIAL STATEMENTS OF
BELLA PETRELLA’S HOLDINGS, INC.

Bella Petrella's Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Balance Sheets

	August 31, 2011	May 31, 2011
	(Unaudited)
Assets

Current Assets
Cash in Bank	$388	$193
Accounts Receivable	9,604	-
Prepaid Expenses	453,771	100,000
Total Current Assets	463,763	100,193

Other Assets
Prepaid Expenses	23,438	-
Trademarks	5,000	5,000
Total Other Assets	28,438	5,000

Total Assets	$492,201	$105,193

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
Accrued Executive Compensation	$121,171	$123,158
Accounts Payable (including related party balance of $108,924 and
$90,174 at August 31, 2011 and May 31, 2011, respectively)	172,681	134,682

Total Liabilities	293,852	257,840

Shareholders' Equity (Deficit)
Common Stock, $0.01 par value; 500,000,000 shares authorized;
19,236,600 and 16,855,600 shares issued and outstanding at
August 31, 2011 and May 31, 2011, respectively	192,366	168,556
Additional Paid-in Capital	1,110,677	615,687
Accumulated Deficit	(1,104,694)	(936,890)
Total Shareholders' Equity (Deficit)	198,349	(152,647)

Total Liabilities and Shareholders' Equity	$492,201	$105,193

See accompanying notes to financial statements.

Bella Petrella's Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Statements of Operations

	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010
	(Unaudited)	(Unaudited)
Revenues
Sales	$34,083	$27,795

Cost of Sales
Cost of Goods Sold	26,678	22,753

Gross Profit	7,405	5,042

Expenses
General and Administrative Expenses	175,209	169,241

Net Loss	$(167,804)	$(164,199)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average common
shares outstanding	17,353,369	15,859,948

See accompanying notes to financial statements.

Bella Petrella's Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	August 31, 2011	August 31, 2010
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net loss	$(167,804)	$(164,199)

Adjustments to reconcile net loss to net
cash (used) by operating activities:
Non-cash expenses	140,591	93,093
Changes in assets and liabilities:
Accounts Receivable	(9,604)	11,405
Inventory	-	339
Prepaid Expenses	-	37,471
Accrued Executive Compensation	(1,987)	-
Accounts Payable	37,999	21,876
Net cash (used) by operating activities	(805)	(15)

Cash flows from financing activities:
Sale of common stock	1,000	-
Net cash provided by financing activities	1,000	-

Net increase (decrease) in cash	195	(15)

Cash at beginning of period	193	298

Cash at end of period	$388	$283

Supplemental disclosures of non-cash investing and
financing activities:
Stock issued in exchange for payment of expenses by JVW Entertainment, Inc.	$-	$15,000
Common Stock issued in exchange for letter of intent	$90,000	$-
Common Stock issued for services	$130,000	$250,000
Common Stock issued for prepayment of services	$295,000	$-
Capital contribution for payment of expenses by JVW Entertainment	$2,800	$-

See accompanying notes to financial statements.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Financial Statements
(unaudited)
 .
(1) Nature of Business

Bella Petrella’s Holdings, Inc. (the "Company") is a marketing Company, incorporated in Florida on July 28, 2009. The Company sells its own line of gourmet pasta sauces and salsas. The Company’s principal assets are the 100% owned recipes developed by one of its founder.

(2) Basis of Presentation and Going Concern

While the information presented in the accompanying interim condensed financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as used in the May 31, 2011 audited financial statements of the Company. All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements, and these Notes to Interim Condensed Financial Statements are abbreviated and contain only certain disclosures related to the three months period ended August 31, 2011. It is suggested that these interim financial statements be read in conjunction with the Company’s period-end audited May 31, 2011 financial statements. Operating results for the three month period ended August 31, 2011 are not necessarily indicative of the results that can be expected for the year ending May 31, 2012.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

The Company has incurred net losses during the three months ended August 31, 2011 and 2010 of $167,804 and $164,199. respectively. In addition, the Company has no significant revenue-generating operations. To continue as a going concern, the Company plans to raise funds through private placements and public stock offerings. These funds will be used for marketing and payment of general and administrative expenses. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Notes to Financial Statements
(unaudited)

(3) Significant Accounting Policies (continued)

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
Notes to Financial Statements
(unaudited)

(3) Significant Accounting Policies (continued)

Income Taxes (continued)
Certain guidance located within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, "Income Taxes" (“ASC Topic 740”), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company had no uncertain tax positions for the three months ended August 31, 2011 or three months ended August 31, 2010.

Net Loss Per Share
Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, options and other common stock equivalents; this metric is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e., options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the periods ended August 31, 2011 and May 31, 2011, common stock equivalents consisting of 1,000,000 outstanding warrants were not considered in the calculation of the weighted average number of common shares outstanding for diluted EPS, as they would be anti-dilutive, thereby decreasing the net loss per common share.

Recent Accounting Pronouncements
The Company’s management does not believe that recent codified pronouncements by the FASB will have a material impact on the Company’s current or future financial statements.

(4) Equity Transactions

Effective August 18, 2011, the Company registered 1,750,000 shares of the Company’s common stock under the Bella Petrella’s Holdings, Inc. 2011a Stock Compensation Program.  The details of the registration may be found in Form S-8 as filed with the Securities and Exchange Commission.  The purpose of the program is to allow the Company to compensate the program participants as listed below in shares of Bella Petrella’s Holdings, Inc. common stock for services rendered and to be rendered.  There are no resale restrictions on the resale of common stock received under the plan.

The participants are:
John V. Whitman, Jr., director and chief executive officer
Jackson L. Morris, securities counsel
Daniel Chasse, consultant

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Financial Statements
(unaudited)

(4) Equity Transactions (continued)

On August 31, 2011, the Company issued 500,000 shares of common stock to the Company’s CEO, in payment for services under the previously mentioned stock compensation program  The payment was for services rendered February 11, 2011 to August 11, 2011.  The valuation of the stock at the time of the payment was $.25 per share based on bid prices and resulted in a total compensation of $125,000 for the six month period.

On August 18, 2011, the Company issued 250,000 shares of  common stock to Jackson Morris, the Company’s securities attorney, in exchange for services under the previously mentioned stock compensation program started August 11, 2011.  The payment is a prepayment of services for the period June 1, 2011 to May 31, 2013.  The shares were valued at $.25 per share based on bid prices and resulted in a total prepaid compensation of $62,500.

On August 5, 2011, the Company entered  into a consulting agreement with Daniel Chasse for services including developing marketing strategies for franchises, identifying and qualifying potential franchisees, evaluating potential franchisees for competency and experience in the restaurant business and assessing and evaluating demographic requirements for franchising.  The Company issued 1,000,000 shares of the Company’s common stock under the Bella Petrella’s Holdings, Inc. 2011a Stock Compensation Program as compensation for services under the agreement.  The agreement is for a period of one year.  The stock was valued at $.17 per share for a total of $170,000.

On August 26, 2011, the Company entered into a consulting contract with a third party for general business consulting services.  The consultant received 250,000 shares of common stock of the Company in exchange for the services to be provided under the contract.  The stock was valued at $.25 per share for a total of $62,500.

On July 25, 2011, the Company issued 360,000 shares of restricted common stock to the owner of  Bobby V’s Original Westshore Pizza, LLC and Philly Westshore Franchising Enterprises, Inc as inducement to close the transactions described previously in this disclosure.  The stock was valued at $.25 per share for a total of $90,000.

(5) Concentrations

The Company does a significant amount of its total business with one customer. This customer comprises 99% and 98% of total revenues for the Company’s products for the three month periods ended August 31, 2011 and 2010 respectively.

The Company outsources 100% of its product manufacturing to one manufacturer. However, the Company believes other manufacturing options are available.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Financial Statements
(unaudited)

(6) Contingencies and Commitments

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

200,000 shares at $0.50/share	200,000 shares at $2.00/share
200,000 shares at $0.75/share	200,000 shares at $3.00/share
200,000 shares at $1.00/share

Mr. Petrella, Jr, also entered into a non-compete agreement with the Company.  No value was assigned to the non-compete agreement due to disincentives to break the non-compete, such as the Consulting Services Agreement and the seller’s continuing ownership interest in the Company.

(7) Related Party Transactions

In connection with a Consulting Services Agreement with Mr. Petrella, Jr., the Company has recorded a liability in the amount of $108,924 and $90,174, as of August 31, 2011 and May 31, 2011, which is included in accounts payable in the accompanying balance sheets.

During the three months ended August 31, 2011 and the three months ended August 31, 2010, the Company incurred $5,444, and $5,307, respectively, in commissions to Mr. Petrella, Jr.. These commissions are included in general and administrative expenses in the accompanying statement of operations. The commissions paid and accrued and common stock issued to Joseph M. Petrella, Jr., during the periods were considered reasonable compensation for his selling and administrative services during the period.

 During the three months ended August 31, 2011, JVW Entertainment. Inc. paid approximately $2,800 in Company expenses which were recorded as additional paid in capital.  During the twelve months ended May 31, 2011, JVW Entertainment, Inc. advanced approximately $214,383 to the Company in payment of Company expenses, $70,689 of which was recorded as payment for purchase of common stock, with $143,694 being recorded as additional paid in capital.

Accrued Executive Compensation at August 31, 2011 represents compensation owed to John V. Whitman, Jr., CEO, Bobby Dollar, CFO, Kenneth L. Shartz, Vice President Retail Sales, and Joseph M. Petrella, III, Vice President Institutional Sales. Compensation was paid to Mr. Whitman in Company common stock issued on August 31, 2011 for services rendered through August 11, 2011.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Financial Statements
(unaudited)

(8) Subsequent Events

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

1.
The Company purchased Bobby V’s Original Westshore Pizza, LLC at a price of $1,110,000, which was paid with the Company promissory note due October 31, 2011, secured by the members’ interests in the acquired Company.  The maturity date of the note is subject to two extensions, the last being through August 31, 2013, and can be paid by issue of shares of the Company’s common stock, at the election of the note holders.  The note was extended to December 31, 2011 on October 13, 2011, with the issuance of the 500,000 shares of Company common stock as discussed in item 2, below.

2.
The Company purchased Philly Westshore Franchising Enterprises, Inc. at a price of $2,590,000, which was paid with a promissory note due October 31, 2011, secured by the common stock in the acquired Company.  The maturity date of the note is subject to two extensions, the last being through August 31, 2013, and can be paid by shares of the Company’s common stock, at the election of the holders.  On October 13, 2011, the first extension was granted through December 31, 2011, in exchange for 500,000 shares of the Company’s common stock, which were issued on October 13, 2011.

3.	The Company signed a contract to purchase Vasaturo Holdings LLC at a price of $800,000. The Company expects to close this transaction when financing is obtained.

The Company acquired 100% of the voting interest of these Westshore companies as part of its strategy to make acquisitions that provide vertical integration with its current products.  The Company also believes the acquisitions provide revenue and expansion potential.

The Company has not presented unaudited proforma information of the results of the Company for the periods ended August 31, 2011 and August 31, 2010 as if these acquistions had taken place at the beginning of the periods presented.  This information is not currently available due to the acquired companies having different year-ends.

Bobby V’s Original Westshore Pizza LLC operates one 83 seat pizza and sandwich sports bar in Tampa, Florida.  The restaurant was founded in 1994.  Unaudited gross revenues of the restaurant’s most recently ended 2010 fiscal year were approximately $1,519,000.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Financial Statements
(unaudited)

(8) Subsequent Events (continued)

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

Subsequent to August 31, 2011, a shareholder of the Company paid accounting fees to the Company’s auditors of $55,888.  The shareholder will receive 200,000 restricted shares of the Company’s common stock with no registration rights in exchange for the payment, a valuation of approximately $.28 per share.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Financial Statements
(unaudited)

(8) Subsequent Events (continued)

On September 12, 2011, the company issued 250,000 shares of common stock to an individual as incentive to assist the company in finding sources of capital.  No contract between the company and the individual currently exists.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

We are an early revenue stage company, engaged in the sale of pasta sauces and salsas.  Subsequent to our fiscal quarter end, we purchased a pizza and sandwich sports bar and a company that franchises pizza and sandwich sports bar restaurants.

Since our inception on July 28, 2009 through August 31, 2011 we have generated revenues of $219,447 and incurred a net loss of $1,104,694.  We believe that our low corporate expense burden and our acquisition of a pizza and sandwich sports bar restaurant and apizza and sports bar restaurant franchising company will improve revenues and lead to improvements in overall operating results.  We also believe that our marketing plan for our pasta sauce products, focusing on institutional sales, will substantially reduce the advertising expenses and promotion expenses required for more traditional retail outlets, such as grocery stores.  We believe that we will be able to build volume in institutional sales over the next twelve months due to the reduced acid content of our sauces and salsas, as compared to other brands of tomato based sauces, providing protection from heartburn and acid reflux, as well as our all natural ingredients and homemade flavor.  You have no assurance that the actual expenses we incur will not materially exceed our estimates or that cash flows from our business will be adequate to maintain our operations.

The operating activity in the periods ended August 31, 2011 and August 31, 2010 was limited to organizational expenses and revenues and expenses related sales primarily to Ferraro Foods and Lisanti Foods, institutional food distributors to Famous Famiglias Pizzerias.

Even though we realized a modest gross profit in the periods ended August 31, 2011 and 2010, we had operating losses of $167,804 and $164,199 respectively. As a result of consulting fees and other expenses paid by JVW Entertainment, Inc., we experienced non-cash expenses in the period ended August 31, 2010 of $93,093.  We have also experienced non-cash expenses in the period ended August 31, 2011 of $140,591, consisting primarily of “Share-Based Compensation” to the CEO and to consultants. We have experienced several periods of capital formation and operating losses which management believes are normal for a new business. Our management believes we can achieve economies of scale by applying fixed operating costs to more than one product and through lower increments in production costs for additional product sales both retail and wholesale.

Revenues

Revenues totaled $34,083 for the three months ended August 31, 2011 as compared to $27,795 for the three months endedAugust 31, 2010.  Our sales were primarily to Ferraro Foods and Lisanti, institutional food distributors to Famous Famiglias Pizzerias.  Sales to Ferraro Foodsand Lisanti comprised ninety-nine percent of our revenues for the August 31, 2011 period and ninety-eight percent for the August 31, 2010 period.   These revenues were from sales of our Alfredo sauce and Spicy Salsas.

We expect our sales to increase by approximately $3,000,000 or 2,393% for fiscal year ending May 31, 2012 as we expand our marketing efforts for institutional sales of our sauces and salsas, subject to funding, and as a result of our purchase on September 2, 1011of our pizza and sports bar restaurant, which had unaudited gross revenues of approximately $1,519,000 in their 2010 year; and of our restaurant franchising business, which had audited revenues of approximately $731,000 in its 2010 fiscal year.   Planned expansion of the franchise operations is expected to grow by twenty-two stores over the next ten-years. On September 25, 2011 a territory agreement was entered into which requires the territory owner to open ten stores in Georgia over the next ten-years.  We plan to realign operations of our franchise stores in Florida to optimize revenues.  We are engaged in negotiations for potential territory franchise agreements in Texas, California and Nevada.

Expenses

Operating expenses totaled $175,209 for the three months ended August 31, 2011 compared to $169,241 for the three months endedAugust 31, 2010.  The increase in expenses was primarily due to accrued executive salaries.

Liquidity and Capital Resources

As of August 31, 2011, our cash balance was $388.  The Statements of Cash Flows provide information about our net cash flow for the financial statement periods presented in this quarterly report.  To date, we have financed our operations through the issuance of stock and contributions to capital by JVW Entertainment, Inc.

We expect our liquidity to improve during the 2012 fiscal year based on our recent acquisitions and funding for continuing operations we believe may be available based on our projected revenue growth.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  Our liquidity to date has been limited to proceeds from the sale of our products and contributions to our capital by JVW Entertainment, Inc.   We have no assurance as to how much or for how long JVW Entertainment, Inc. will have the financial ability to continue funding our working capital needs.  We do not have a binding agreement that requires our JVW Entertainment, Inc. to make further contributions of capital or provide any other form of funding.  We believe cash flow generated from the sale of our products will be sufficient to sustain current operations; but, product sales alone will not generate sufficient profits to implement our plan of operations.  To fully implement our plan of operations, we expect to require $10,000,000 over the next thirty-six months. In the event we require additional capital to fund operations and growth, we may need to sell securities in private placements or obtain debt funding.  There is no assurance we will be able to make private sales of our securities or obtain debt funding, if we should have a need so to do.

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

We are currently in talks with several equity participants to secure the $4.5 million we need to pay the notes we have issued to purchase our subsidiaries and to close the purchase the real estate on which our Tampa restaurant is located. You have no assurance we will be successful in its efforts to obtain the needed equity financing.  Our noteholders have the right to extend the due dates on the notes and have granted the first of two extensions.  If we are unable to pay the notes by the extended due dates and the note holders do not grant the second extension, we would lose ownership of our subsidiaries.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures: As of August 31, 2011, May 31, 2011, our management carried out an evaluation of the effectiveness of  disclosure controls and procedures, with the participation of our principal executive and principal financial officers.  Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our chief executive officer and chief financial officer have concluded that, as of May 31, 2011 and August31, 2011, we did not have effective disclosure controls and procedures.

The primary reason for our management’s conclusions is that we did not have a plan in place for implementing controls and procedures nor did we have sufficient personnel to implement checks and balances.  We believe that we will have sufficient funds available to develop a plan in the foreseeable future.  We do anticipate that our business will need sufficient personnel in the foreseeable future that are needed to implement checks and balances.

308(b) – Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the period ended August 31, 2011 and May31, 2011 that have materially affected or are reasonably likely to materially affect this control.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We sold 1,000 shares of common stock for $1.00 per share during the three month period ended August 31, 2011.  These shares were sold directly to the purchaser.  We did not utilize the services of a broker, or did we pay any commission or other compensation in connection with the sale.  We have relied on Section 4(2) of the Securities Act for an exemption from registration.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  REMOVED AND RESERVED BY THE COMMISSION

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
Date: October 24, 2011
	By:	/s/ John V. Whitman, Jr.
John V. Whitman, Jr., Chief Executive Officer
(Principal Executive and Principal Operating Officer)

/s/ Robert S. Dollar
Robert S. Dollar, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)