Form 10-Q/A
period 2011-08-31
Bella Petrellas Holdings, Inc.
filed 2011-10-28
CIK 1499855

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(amended October 25, 2011)

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

The Company has not presented unaudited proforma information of the results of the Company for the periods ended August 31, 2011 and August 31, 2010 as if these acquistions had taken place at the beginning of the periods presented.  This information is not currently available.

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
Date: October 25, 2011
	By:	/s/ John V. Whitman, Jr.
John V. Whitman, Jr., Chief Executive Officer
(Principal Executive and Principal Operating Officer)

/s/ Robert S. Dollar
Robert S. Dollar, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)