Form 10-Q
period 2011-11-30
Bella Petrellas Holdings, Inc.
filed 2012-02-21
CIK 1499855

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011 [Second Quarter]

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

COMMISSION FILE NO.  333-169145

BELLA PETRELLA’S HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	27-0645694
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

9085 Charles E. Limpus Road Orlando, Florida	33836
(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of each of the issuer’s classes of common stock at February 21, 2012 was 21,404,000 shares of $0.01 par value common stock.

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

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, or “may”, or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward-looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  While we make these forward–looking statements based on various factors and using numerous assumptions, you have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future.

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

USE OF PRONOUNS AND OTHER WORDS

The pronouns “we”, “us”, “our” and the equivalent mean Bella Petrella’s Holdings, Inc. and our consolidated subsidiaries.  In the notes to our financial statements, the “Company” means Bella Petrella’s Holdings, Inc. and our consolidated subsidiaries.  The pronoun “you” means the reader of this quarterly report on Form 10-Q.

PART I - FINANCIAL INFORMATION

IMPORTANT NOTICE

The financial statements at and for the second quarter ended November 30, 2011 have not been reviewed by our independent public accountant.  We expect to file an amendment to this report as soon as feasible, which will include reviewed financial statements.  We have not received appraisals of assets acquired in the purchase transactions involving Bobby V’s Original Westshore Pizza, LLC and Philly Westshore Franchising Enterprises, Inc. for the purpose of allocation of the purchase prices among tangible and intangible assets, including good will, and which allocation based on appraisal is required for purposes of accounting review.  Accordingly, our amended second quarter financial statements may contain a reallocation of the identified purchase prices among asset categories.

ITEM 1.  FINANCIAL STATEMENTS

INDEX
FINANCIAL STATEMENTS OF
BELLA PETRELLA’S HOLDINGS, INC.

Bella Petrella's Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Consolidated Balance Sheets

	November 30, 2011	May 31, 2011
	(Unaudited)
Assets
Current Assets
Cash in Bank	$10,168	$193
Accounts Receivable	118,513	-
Prepaid Expenses	35,509	100,000
Other Current Assets	11,089
Total Current Assets	175,279	100,193

Plant, Property, and Equipment, net of accumulated depreciation	52,497	-
of $176,242 at November 30, 2011

Other Assets
Prepaid Expenses	69,249	-
Identifiable Intangible Assets, net of accumulated amortization	3,111,225	-
of $79,775 at November 30, 2011
Due from stockholder	404,650	-
Goodwill	441,071	-
Trademarks	5,000	5,000
Total Other Assets	4,031,195	5,000

Total Assets	$4,258,971	$105,193

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
Accrued Executive Compensation	$198,671	$123,158
Accounts Payable (including related party balance of $127,674 and
$90,174 at November 30, 2011 and May 31, 2011, respectively)	217,561	134,682
Notes payable	3,737,334
Other Current Liabilities	41,341
Total Current Liabilities	4,194,907	257,840

Long Term Liabilities
Notes Payable	421,254	-
Deferred Revenue	20,000	-
Total Long Term Liabilities	441,254	-

Total Liabilities	4,636,161	257,840

Shareholders' Equity (Deficit)
Common Stock, $0.01 par value; 500,000,000 shares authorized;
20,424,000 and 16,855,600 shares issued and outstanding at
November 30, 2011 and May 31, 2011, respectively	204,240	168,556
Additional Paid-in Capital	1,442,791	615,687
Accumulated Deficit	(2,024,221)	(936,890)
Total Shareholders' Equity (Deficit)	(377,190)	(152,647)

Total Liabilities and Shareholders' Equity	$4,258,971	$105,193

See accompanying notes to financial statements.

Bella Petrella's Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Consolidated Statements of Operations

	For the Three Months		For the Six Months
	Ended November 30		Ended November 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Sales	$643,586	$32,386	$677,669	$60,181

Cost of Sales
Cost of Goods Sold	203,887	23,689	230,565	46,442

Gross Profit	439,699	8,697	447,104	13,739

Expenses
General and Administrative Expenses	1,355,702	333,253	1,530,911	502,495

Net Loss	$(916,003)	$(324,556)	$(1,083,807)	$(488,756)

Basic and diluted loss per share	$(0.05)	$(0.02)	$(0.06)	$(0.03)

Basic and diluted weighted average
common shares outstanding	19,992,877	16,755,600	19,612,672	16,305,327

See accompanying notes to financial statements.

Bella Petrella's Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	November 30, 2011	November 31, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,083,807)	$(488,756)

Adjustments to reconcile net loss to net
cash used by operating activities:
Non-cash expenses	448,714	431,912
Changes in assets and liabilities:
Accounts Receivable	(9,604)	5,881
Inventory	11,089	694
Prepaid Expenses	372,451	-
Accrued Executive Compensation	75,513	-
Accounts Payable	41,341	50,234
Other Liabilities	80,890
Net cash (used) by operating activities	(63,413)	(35)

Cash flows from financing activities:
Sale of common stock	73,388	-
Net cash provided by financing activities	73,388	-

Net increase (decrease) in cash	9,975	(35)

Cash at beginning of period	193	298

Cash at end of period	$10,168	$263

Supplemental disclosures of non-cash investing and financing activities:
Stock issued in exchange for payment of expenses by JVW Entertainment, Inc.	$-	$70,689
Common Stock issued as additional incentive to close Westshore contracts	302,000	-
Common Stock issued to extend Westshore contracts	160,000
Common Stock issued for services	130,000	250,000
Common Stock issued for prepayment of services	295,000	-
Promissory Notes issued to acquire subsidiaries	3,687,674
Capital contribution for prepaid expenses by JVW Entertainment, Inc.		3,500
Capital contribution for payment of expenses by JVW Entertainment, Inc.	3,000	71,099

See accompanying notes to financial statements.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(1) Nature of Business

Bella Petrella’s Holdings, Inc. (the "Company") is a marketing Company, incorporated in Florida on July 28, 2009, with headquarters in Orlando, Florida. The Company sells its own line of gourmet pasta sauces and salsas. The Company is the sole owner of two subsidiaries, Bobby V's Original Westshore Pizza, LLC ("Bobby V's), incorporated in Florida, on August 27, 2008, and Philly Westshore Franchising Enterprises, Inc. ("Philly"), organized in Florida, on March 30, 2008. Bobby V's is a pizza and sandwich sports bar located in Tampa, Florida. Philly, headquartered in Tampa Florida, franchises pizza and sandwich sports bar restaurants primarily in Florida and Ohio. Bobby V's and Philly are referred to together as the "Westshore Companies". The Company’s principal assets are the pasta sauce recipes developed by one of its founders, the pizza and sandwich sports bar's reputation, customer base, inventory and equipment, and franchise contracts and related receivables.

(2) Basis of Presentation and Going Concern

While the information presented in the accompanying interim condensed financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). These interim financial statements follow the same accounting policies and methods of application as used in the May 31, 2011 audited financial statements of the Company. All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements, and these notes to Interim Condensed Financial Statements are abbreviated and contain only certain disclosures related to the three months period ended November 30, 2011. It is suggested that these interim financial statements be read in conjunction with the Company’s year-end audited May 31, 2011 financial statements. Operating results for the three month period ended November 30, 2011 are not necessarily indicative of the results that can be expected for the year ending May 31, 2012.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

The Company has incurred net losses during the three months ended November 30, 2011 and 2010 of $916,003 and $324,556, respectively. To continue as a going concern, the Company plans to raise funds through private placements and public stock offerings. These funds will be used for marketing and payment of general and administrative expenses. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Notes to Consolidated Financial Statements
(unaudited)

(3) Significant Accounting Policies (continued)

Revenue Recognition
The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) and FASB ASC 605 Revenue Recognition.  The Company recognizes revenue for the pasta sauces and salsas operation, when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collections of resulting receivable is reasonably assured.  Pasta sauces and salsa products are primarily shipped FOB shipping point at which time title passes to the customer. The Company recognizes revenue for the pizza and sports bar operation at the point of sale. The Company recognizes revenue for the franchising operation ratably each month, over the term of the underlying franchise agreements.

Share-Based Compensation
U.S. GAAP requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.

The Company accounts for common stock warrants granted based on the fair market value of the instrument using the Black-Scholes option pricing model utilizing certain weighted average assumptions such as expected stock price volatility, term of the common stock warrants, risk-free interest rates, and expected dividend yield at the grant date.  Expected stock price volatility is based on a calculated value which was determined through the weighted average stock price volatilities of appropriate peer companies. The expected term of the common stock warrants granted is equal to the estimated life of the warrants. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the common stock warrants. The Company does not expect to pay any dividends.

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
Notes to Consolidated Financial Statements
(unaudited)

(3) Significant Accounting Policies (continued)

Income Taxes (continued)
Certain guidance located within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, "Income Taxes" (“ASC Topic 740”), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company had no uncertain tax positions for the three months ended November 30, 2011 or three months ended November 30, 2010.

Net Loss Per Share
Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents; this metric is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e., options and warrants) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the periods ended November 30, 2011 and May 31, 2011, common stock equivalents consisting of 1,000,000 outstanding warrants were not considered in the calculation of the weighted average number of common shares outstanding for diluted EPS, as they would be anti-dilutive, thereby decreasing the net loss per common share.

Recent Accounting Pronouncements
The Company’s management does not believe that recent codified pronouncements by the FASB will have a material impact on the Company’s current or future financial statements.

(4) Equity Transactions

On October 13, 2011, the Company issued 500,000 shares of restricted common stock to the owner of  Bobby V’s and Philly for a three month extension of the maturity date of the promissory notes issued to close the transactions described previously in this disclosure.  All three promissory notes were extended in unison in exchange for the stock issued. With this extension, the maturity date of the promissory notes was extended to December 31, 2011. The stock was valued at $.32 per share for a total of $160,000 which is reflected in the financial statements as $106,720 of interest expense, and $53,280 of prepaid assets.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(4) Equity Transactions (continued)

On September 2, 2011, the Company issued 350,000 shares of restricted common stock to the owner of  Bobby V’s and Philly as inducement to close the transactions described previously in this disclosure by acceptance of promissory notes in lieu of cash at closing.  The stock was valued at $.32 per share for a total of $112,000 which is reflected in the financial statements as interest expense.

On October 24, 2011, the Company issued 337,400 shares of restricted common stock to various individuals as reimbursement of expenses. The stock was valued at $.22 per share for a total of $73,388 which is reflected in the financial statements as selling, general and administrative expenses.

(5) Concentrations

The Company does a significant amount of its total pasta sauces and salsas business with one customer. This customer comprises 3% and 98% of total revenues for the Company’s products for the three month periods ended November 30, 2011 and 2010 respectively.

The Company outsources its pasta sauces and salsas product manufacturing to one manufacturer. However, the Company believes other manufacturing options are available.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(6) Contingencies and Commitments

In connection with the stock purchase by JVW Entertainment, Inc., the Company has entered into a Consulting Services Agreement with Joseph M. Petrella, Jr., one of the Company’s founders. The Consulting Services Agreement is for a period of five (5) years with cash payments made every two weeks totaling $75,000 per year. The agreement also calls for common stock purchase warrants to be issued in the total amount of 1,000,000 shares, exercisable for four years beginning one year after the date of the consulting agreement. The exercise amounts and prices are as follows:

200,000 shares at $0.50/share	200,000 shares at $2.00/share
200,000 shares at $0.75/share	200,000 shares at $3.00/share
200,000 shares at $1.00/share

Mr. Petrella, Jr., also entered into an Agreement Not To Compete with the Company.  No value was assigned to the non-compete agreement due to disincentives to break the non-compete, such as the Consulting Services Agreement and Mr. Petrella, Jr.'s continuing ownership interest in the Company.

(7) Related Party Transactions

In connection with a Consulting Services Agreement with Mr. Petrella, Jr., the Company has recorded a liability in the amount of $127,674 and $90,174, as of November 30, 2011 and May 31, 2011, which is included in accounts payable in the accompanying balance sheets.

During the three months ended November 30, 2011 and the three months ended November 30, 2010, the Company incurred $2,627, and $9,052, respectively, in commissions to Mr. Petrella, Jr.. These commissions are included in general and administrative expenses in the accompanying statement of operations. The commissions paid and accrued and common stock issued to Mr. Petrella, Jr., during the periods were considered reasonable compensation for his selling and administrative services during the period.

 During the three months ended November 30, 2011, JVW Entertainment. Inc. paid approximately $3,000 in Company expenses which were recorded as additional paid in capital.  During the twelve months ended May 31, 2011, JVW Entertainment, Inc. advanced approximately $214,383 to the Company in payment of Company expenses, $70,689 of which was recorded as payment for purchase of common stock, with $143,694 being recorded as additional paid in capital.

Accrued Executive Compensation at November 30, 2011 represents compensation owed to John V. Whitman, Jr., CEO, Kenneth L. Shartz, Vice President Retail Sales, and Joseph M. Petrella, III, Vice President Institutional Sales.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(8) Business Combinations

The Company entered into the following material contracts, effective September 2, 2011.

1.
The Company purchased Bobby V’s at a price of $1,110,000, which was paid with the Company's two promissory notes due October 31, 2011, secured by the members’ interests in the acquired limited liability company.  The maturity date of the notes is subject to two extensions, the last being through August 31, 2012, and can be paid by issue of shares of the Company’s common stock, at the election of the note holders.  The note was extended to December 31, 2011 on October 13, 2011, with the issuance of the 500,000 shares of Company common stock as discussed in item 2, below. These two promissory notes, along with the promissory note issued to purchase Philly described in item 2, below, were extended in unison in exchange for the stock issued.

2.
The Company purchased Philly at a price of $2,590,000, which was paid with the Company's promissory note due October 31, 2011, secured by the common stock in the acquired corporation.  The maturity date of the note is subject to two extensions, the last being through August 31, 2012, and can be paid by shares of the Company’s common stock, at the election of the holder.  On October 13, 2011, the first extension was granted through December 31, 2011, in exchange for 500,000 shares of the Company’s common stock, which were issued on October 13, 2011. This promissory note, along with the promissory notes issued to purchase Bobby V's described in item 1, above, were extended in unison in exchange for the stock issued.

The Company acquired the Westshore Companies as part of its strategy to make acquisitions that provide vertical integration with its current products.  The Company also believes the acquisitions provide revenue and expansion potential.

Bobby V’s operates one 83 seat pizza and sandwich sports bar in Tampa, Florida.  The restaurant was founded in 1994.  Unaudited gross revenues of the restaurant’s most recently ended 2010 fiscal year were approximately $1,519,000.

Philly franchises to others pizza and sandwich sports bars primarily in Florida and Ohio.  Audited gross revenues of the business’ most recently ended 2010 fiscal year were approximately $731,000.

The Company has employed the prior owner to continue management of Bobby V’s and Philly.  The employment contract is for seven years and calls for an initial annual salary of $450,000 in the aggregate until the Company's notes given in purchase of the subsidiaries are paid and a salary of $150,000 per year after the payment of the notes.

The following table presents unaudited pro forma information of the results of the Company for the periods ended November 30, 2011 and November 30, 2010 as if these acquisitions had taken place at the beginning of the periods presented.

	Six months ended November 30,
	2011	2010
Net Sales	$1,293,287	$1,112,536

Operating Income (Loss)	(433,724)	(342,901)

Net Income (Loss)	$(1,047,023)	$(480,147)

The following table presents an unaudited summary of the purchase price consideration for Bobby V's and Philly:

Bobby V's
Note Payable	$553,151
Note Payable	553,151
Accrued interest	3,698
$1,110,000

Philly
Note Payable	$2,581,372
Accrued interest	8,628
$2,590,000

Allocation of Consideration Transferred

U.S. GAAP, requires, among other things, that the assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.

The purchase price for Bobby V's and Philly was provisionally allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at acquisition date, with the excess being allocated to goodwill, in the following unaudited table:

Bobby V's
Cash and Cash Equivalents	$4,541
Accounts Receivable	15,000
Inventory	11,089
Prepaid Expenses	365
Plant, Property & Equipment	280,041
Identifiable Intangible Assets	495,000
Goodwill	353,031
Current Liabilities	(49,067)
$1,110,000

Philly
Cash and Cash Equivalents	$13,490
Accounts Receivable	137,970
Plant, Property & Equipment	3,954
Identifiable Intangible Assets	2,696,000
Goodwill	88,040
Current Liabilities	(102,387)
Long Term Liabilities	(247,067)
2,590,000

Management's purchase price allocation is provisional (which may impact intangible asset valuations and the purchase price allocation), until the Company receives an independent purchase price allocation report which is expected to be delivered soon.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(9) Subsequent Events

On February 8, 2012, the Company issued 1,000,000 shares of restricted common stock to the owner of  Bobby V’s and Philly for an extension of the maturity date of the promissory notes issued to close the transactions described previously in notes to consolidated financial statements.  All three promissory notes were extended in unison in exchange for the stock issued. With this extension, the maturity date of the notes has been extended to August 31, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

We were an early revenue stage company, engaged in the sale of pasta sauces and salsas, until we acquired two additional established businesses as our wholly owned subsidiaries during the current quarter, a pizza and sandwich sports bar, and a franchisor of pizza and sandwich sports bars.

Since our inception on July 28, 2009 through November 30, 2011 we have generated revenues of $863,033 and incurred a net loss of $2,020,697.  We believe that our pasta sauces and salsas business is synergistic with the subsidiary operations we acquired, and thus, these acquisitions will lead to improvements in overall operating results.  We also believe that our marketing plan for our pasta sauce products, focusing on institutional sales, will build sales volume over the next twelve months due to the reduced acid content of our sauces and salsas, as compared to other brands of tomato based sauces, providing protection from heartburn and acid reflux, as well as our all natural ingredients and homemade flavor.  Management believes that increased sales volume is directly proportional to increased purchasing volume, from which we should experience economies of scale to lower our cost of ingredients, packaging, and other direct cost. We believe that lower direct cost, coupled with increased sales volume, should equate to profitability. You have no assurance that our beliefs or expectations will be achieved or that cash flows from our business will be adequate to achieve profitability or to maintain operations.

The operating activity in the period ended November 30, 2011includes revenues and expenses of our subsidiary operations acquired September 2, 2011. The operating activity during the period ended November 30, 2010, was limited to our pasta sauce and salsa business organizational expenses, and revenues and expenses related sales primarily made to Ferraro Foods and Lisanti Foods, institutional food distributors to Famous Famiglias Pizzerias.

The following table presents the change in operating losses over the periods presented:

For the three month period ended November 30,
2011	2010	Increase (decrease)	Percent Change from 2010
$916,003	$333,253	$582,750	175%

A portion of our operating loss incurred during the period ended November 30, 2011, is attributable to consulting fees related to the acquisition of our subsidiaries ($170,000), were for incentive payments to the sellers of the businesses we acquired ($302,000), and promissory note maturity date extensions ($160,720). These expenses were paid by the issuance of common stock, and common stock warrants. We experienced non-cash expenses in the period ended November 30, 2010 of $431,912.  We have experienced several periods of capital formation and operating losses which management believes are normal for a new business.

Revenues

The following table presents the change in revenue over the periods presented:

For the three month period ended November 30,
2011	2010	Increase (decrease)	Percent Change from 2010
$643,586	$32,386	$611,200	1887%

During the period ended November 30, 2011, our sales include the results of newly acquired subsidiary operations. During the period ended November 30, 2010, our sales were primarily to Ferraro Foods and Lisanti, institutional food distributors to Famous Famiglias Pizzerias.

We expect our sales to increase by approximately $3,000,000 or 2,393% for fiscal year ending May 31, 2012 as we expand our marketing efforts for institutional sales of our sauces and salsas, subject to funding, and as a result of our purchase on September 2, 1011of our pizza and sports bar restaurant, which had unaudited gross revenues of approximately $1,519,000 in its 2010 year; and of our restaurant franchising business, which had audited gross revenues of approximately $731,000 in its 2010 fiscal year.   Planned expansion of the franchise operations is expected to grow by twenty-two stores over the next ten-years. On September 25, 2011, we entered into a territory agreement was entered into which requires the territory owner to open ten stores in Georgia over the next ten-years.  We plan to realign operations of our franchise stores in Florida to optimize revenues.  We are engaged in negotiations for potential territory franchise agreements in Texas, California and Nevada.

Expenses

The following table presents the change in operating expenses over the periods presented:

For the three month period ended November 30,
2011	2010	Increase (decrease)	Percent Change from 2010
$1,355,702	$333,253	$1,022,449	307%

The increase in operating expenses was primarily due to the addition of operating expenses of newly acquired subsidiary operations, and costs incurred to acquire the subsidiaries.

Liquidity and Capital Resources

As of November 30, 2011, our cash balance was $10,168.  The Statements of Cash Flows provide information about our net cash flow for the financial statement periods presented in this quarterly report.  To date, we have financed our operations through the issuance of stock and contributions to capital by JVW Entertainment, Inc.

We expect our liquidity to improve during the 2012 fiscal year based on our recent acquisitions and funding for continuing operations we believe may be available based on our projected revenue growth.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  Our liquidity to date has been limited to proceeds from the sale of our products and contributions to our capital by JVW Entertainment, Inc. You have no assurance as to how much or for how long JVW Entertainment, Inc. will have the financial ability to continue funding our working capital needs.  We do not have a binding agreement that requires JVW Entertainment, Inc. to make further contributions of capital or provide any other form of funding.  We believe cash flow generated from the sale of our products will be sufficient to sustain current operations; but, product sales alone will not generate sufficient profits to implement our plan of operations.  To fully implement our plan of operations, we expect to require $10,000,000 over the next thirty-six months. In the event we require additional capital to fund operations and growth, we may need to sell securities in private placements or obtain debt funding.  You have no assurance we will be able to make private sales of our securities or obtain debt funding, if we should have a need so to do.

The following table provides information about the recent acquisitions of our subsidiaries.  More information about the transactions is available in our report on Form 8-K filed on September 6, 2011.

Name of Subsidiary	Note Amount	Due Date	First Extension (1)	Second Extension(2)
Bobby V’s Original Westshore Pizza LLC	$1,106,302	10/31/2011	12/31/2011	08/31/2012
Philly Westshore Franchising Enterprises, Inc.	$2,581,372	10/31/2011	12/31/2011	08/3/2012

(1)  Extension granted, in consideration of 500,000 shares of common stock for extension of all notes.
(2)  Extension granted in consideration of 1,000,000 shares of common stock for extension of all notes.

We are currently in talks with several equity participants to secure the $4.5 million we need to pay the notes we have issued to purchase our subsidiaries and to close the purchase of the real estate on which our Tampa restaurant is located. You have no assurance we will be successful in our efforts to obtain the needed equity financing.  Our note holders had the right to extend the due dates on the notes and have granted both extensions, one before November 30, 2011, and one after that date.  If we are unable to pay the notes by the extended due dates and the note holders do not grant a further extension, we would lose ownership of our subsidiaries.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures: As of November 30, 3011 and May 31, 2011, our management carried out an evaluation of the effectiveness of disclosure controls and procedures, with the participation of our principal executive and principal financial officers.  Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our chief executive officer and chief financial officer have concluded that, as of November 30, 3011 and May 31, 2011, we did not have effective disclosure controls and procedures.

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

308(b) – Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the period ended November 30, 3011 and May 31, 2011 that have materially affected or are reasonably likely to materially affect this control.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not engaged in any litigation at the date of this report, nor have we concluded any litigation during the three months ended November 30, 2011, and do not expect to be engaged in litigation of a routine nature in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the shares of common stock sold during the three month period ended November 30, 2011.

	Number	Date of Sale	Price or
Purpose	of Shares	or Issue	Value

Inducement to close acquisition transaction (1)	350,000	9/2/2011	$112,000
Consideration for extension of promissory notes (1)	500,000	10/13/2011	$160,000
Reimbursement for payment of company expenses (2)	70,000	10/24/2011	$7,500
Sale (3)	205,000	10/24/2011	$55,888
Sale (4)	62,400	10/24/2011	$10,000
(1) Shares issued to the sellers in transactions in which we purchased our subsidiaries.
(2) Shares issued to executive officer.
(3) Shares sold to existing stockholder for cash. Proceeds used to pay independent accountant's fees.
(4) Shares sold to acquaintance of subsidiary officer. Proceeds used to pay former chief financial officer and to pay independent accountant's fees.

We did not receive cash proceeds from the sale of the shares set forth in the preceding table. We issued these shares in transactions negotiated directly with the purchasers. The sales did not involve a public offering. We did not utilize the services of a broker, or did we pay any commission or other compensation in connection with the sale.  We have relied on Section 4(2) of the Securities Act for an exemption from registration.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We have not issued senior securities.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

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

Bella Petrella’s Holdings, Inc.

Date: February 21, 2012	By:	/s/ John V. Whitman, Jr.
John V. Whitman, Jr., Chief Executive Officer
(Principal Executive and Principal Operating Officer)

Date: February 21, 2012	By:	/s/ William R. VanHook, Jr.
William R. VanHook, Jr., Chief Financial Officer
(Principal Financial and Accounting Operating Officer)