Form 10-Q
period 2012-02-29
Bella Petrellas Holdings, Inc.
filed 2012-04-20
CIK 1499855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012 [Third Quarter]

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

The number of shares outstanding of each of the issuer’s classes of common stock at April 20, 2012 was 21,404,000 shares of $0.01 par value common stock.

SUMMARIES OF REFERENCED DOCUMENTS

This quarterly report on Form 10–Q contains references to, summaries of and selected information from material agreements and other documents. These agreements and documents are not incorporated by reference; but, they are filed as exhibits to this report or to other reports we have filed with the U.S. Securities and Exchange Commission. Whenever we make reference in this report to any of our material agreements and other documents, the summaries and selected information do not necessarily contain all of the terms and conditions of the material agreements and other documents. The summaries of and selected information from those material agreements and other documents are qualified in their entirety by the complete agreements and other documents. You may obtain the full text of the material agreements and other documents from the Public Reference Section of or online from the Commission.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEX
FINANCIAL STATEMENTS OF
BELLA PETRELLA’S HOLDINGS, INC.

Bella Petrella's Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Balance Sheets

	February 29, 2012	May 31, 2011
	(Unaudited)
Assets
Current assets
Cash in bank	$18,605	$193
Accounts receivable, net of allowance for doubtful accounts of	83,841	-
$7,200 at February 29, 2012
Inventory	27,593
Other current assets	14,180	-
Total current assets	144,219	193

Plant, property, and equipment, net of accumulated depreciation	141,307	-
of $10,680 at February 29, 2012

Other assets
Identifiable intangible assets, net of accumulated amortization	3,031,450	-
of $159,550 at February 29, 2012
Goodwill	971,971	-
Trademarks	5,000	5,000
Other long term assets	40,185	-
Total other assets	4,048,606	5,000

Total assets	$4,334,132	$5,193

Liabilities and shareholders' equity (deficit)

Current liabilities
Accrued payroll and related	$321,061	$123,158
Accounts payable (including related party balance of $171,424 and
$90,174 at February 29, 2012 and May 31, 2011, respectively)	302,368	134,682
Line of credit	48,648	-
Notes payable	3,749,026	-
Deferred revenue	32,000	-
Other current liabilities (including related party balance of $34,800)	145,849	-
Total current liabilities	4,598,952	257,840

Long term liabilities
Notes payable	357,073	-
Deferred revenue	110,083	-
Other long term liabilities	25,919	-
Total long term liabilities	493,075	-

Total liabilities	5,092,027	257,840

Shareholders' equity (deficit)
Common stock, $0.01 par value; 500,000,000 shares authorized;
21,404,000 and 16,855,600 shares issued and outstanding at
February 29, 2012 and May 31, 2011, respectively	214,040	168,556
Additional paid-in capital	1,553,103	615,687
Prepaid stock services	(114,063)	(100,000)
Accumulated deficit	(2,410,975)	(936,890)
Total shareholders' equity (deficit)	(757,895)	(252,647)

Total liabilities and shareholders' equity (deficit)	$4,334,132	$5,193

See accompanying notes to consolidated financial statements.

Bella Petrella's Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Pizza restaurant and sports bar	$467,099	$-	$921,377	$-
Franchising operations	154,166	-	318,646	-
Pasta sauces and salsa distribution	25,381	50,847	78,903	111,028
Total revenues	646,646	50,847	1,318,926	111,028

Cost of sales
Pizza restaurant and sports bar	170,611	-	359,082	-
Pasta sauces and salsa distribution	19,665	39,805	61,759	86,247
Total cost of goods sold	190,276	39,805	420,841	86,247

Gross profit	456,370	11,042	898,085	24,781

Expenses
General and administrative expenses	670,918	96,204	2,119,486	598,699
Loss from operations	(214,548)	(85,162)	(1,221,401)	(573,918)

Interest expense	143,963	-	252,684	-

Net loss	$(358,511)	$(85,162)	$(1,474,085)	$(573,918)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.08)	$(0.03)

Basic and diluted weighted average
common shares outstanding	20,634,769	16,823,378	19,294,365	16,476,113

See accompanying notes to consolidated financial statements.

Bella Petrella's Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	February 29, 2012	February 28, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,474,085)	$(573,918)

Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Amortization expense	159,550	-
Depreciation expense	10,680	-
Stock based compensation	893,179	471,107
Changes in assets and liabilities:
Accounts receivable	11,356	185
Inventory	(16,504)	1,537
Prepaid expenses and other	(54,008)	-
Accounts payable	67,101	101,014
Accrued payroll and related	257,687	-
Other liabilities	106,001	-
Deferred revenue	58,333	-
Net cash provided (used) by operating activities	19,290	(75)

Cash flows from investing activities:
Cash received in acquisition of Westshore companies	13,490	-
Cash paid for the purchase of fixed assets	(8,400)	-
Net cash provided by investing activities	5,090	-

Cash flows from financing activities:
Net payments and proceeds from line of credit	(1,352)
Principal payments on long term debt	(5,616)
Sale of common stock	1,000	-
Net cash used by financing activities	(5,968)	-

Net increase (decrease) in cash	18,412	(75)

Cash at beginning of period	193	298

Cash at end of period	$18,605	$223

Supplemental disclosures of non-cash investing and financing activities:
Stock issued in exchange for payment of expenses by JVW Entertainment, Inc.	$-	$70,689
Common Stock issued related to closing Westshore contracts and extending	380,000	-
note maturity dates.
Common Stock issued in exchange for letter of intent		125,000
Common Stock issued for services	516,442	250,000
Common Stock issued in exchange for settlement of a liability	74,658	-
Capital contribution for prepaid expenses by JVW Entertainment, Inc.	-	3,500
Capital contribution for payment of expenses by JVW Entertainment, Inc.	10,800	104,953

The company purchased all of the common stock and membership interests in Philly Westshore Franchising Enterprises, Inc.
and Bobby V's Original Westshore Pizza, LLC (the Westshore Companies). In conjunction with the acquisitions, the following assets and liabilities were received/assumed:
Fair value of assets acquired	$3,454,720	$-
Fair value of liabilities assumed	(4,426,691)	-
Goodwill acquired	$(971,971)	$-

See accompanying notes to financial statements.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(1) Nature of Business

Bella Petrella’s Holdings, Inc. (the "Company") is a marketing Company, incorporated in Florida on July 28, 2009, with headquarters in Orlando, Florida. The Company sells its own line of gourmet pasta sauces and salsas. The Company is the sole owner of two subsidiaries, Bobby V's Original Westshore Pizza, LLC ("Bobby V's), incorporated in Florida, on August 27, 2008, and Philly Westshore Franchising Enterprises, Inc. ("Philly"), organized in Florida, on March 30, 2008. Bobby V's is a pizza and sandwich sports bar located in Tampa, Florida. Philly, headquartered in Tampa Florida, franchises pizza and sandwich sports bar restaurants primarily in Florida, Georgia, and Ohio. Bobby V's and Philly are referred to together as the "Westshore Companies". The Company’s principal assets are the pasta sauce recipes developed by one of its founders, the pizza and sandwich sports bar's reputation, customer base, inventory and equipment, and franchise contracts and related receivables.

(2) Basis of Presentation and Going Concern

While the information presented in the accompanying interim condensed consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). These interim consolidated financial statements follow the same accounting policies and methods of application as used in the May 31, 2011 audited financial statements of the Company. All adjustments are of a normal, recurring nature. Interim consolidated financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited consolidated financial statements, and these notes to interim condensed consolidated financial statements are abbreviated and contain only certain disclosures related to the nine months period ended February 29, 2012. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s year-end audited May 31, 2011 financial statements. Operating results for the nine month period ended February 29, 2012 are not necessarily indicative of the results that can be expected for the year ending May 31, 2012.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

The Company has incurred net losses during the nine months ended February 29, 2012 and February 28, 2011 of $1,474,085 and $573,918, respectively. To continue as a going concern, the Company plans to raise funds through private placements and public stock offerings. These funds will be used for marketing, to retire promissory notes issued to purchase the Westshore Companies, and for payment of general and administrative expenses. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(3) Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenues and expenses during the period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include estimates related to classification of expenditures as either an asset or expense, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgments on experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the consolidated financial statements in the period it is determined to be necessary. Actual results may differ materially from these estimates under different assumptions or conditions.

Consolidation

The consolidated financial statements include the accounts of Bella Petrella’s Holdings, Inc. and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain accounts in the prior-year end financial statements have been reclassified for comparative purposes to conform with the presentation of the current-year consolidated financial statements.

Inventory

Inventories of food, beverage, and paper supplies are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the respective assets, generally seven years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.  Maintenance and repair costs are charged to expense as incurred and significant replacements and improvements are capitalized.  When property and equipment are sold or otherwise disposed, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(3) Significant Accounting Policies (continued)

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were considered necessary during the period ended February 29, 2012.

Goodwill

Goodwill is reviewed for possible impairments at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired.  Goodwill impairment is identified by comparing the fair value of the reporting unit to its carrying value.  If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value.  No impairment was considered necessary during the period ended February 29, 2012.

Revenue Recognition

The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) and FASB ASC 605 Revenue Recognition.  The Company recognizes revenue for the pasta sauces and salsas operation, when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collections of resulting receivable is reasonably assured.  Pasta sauces and salsa products are primarily shipped FOB shipping point at which time title passes to the customer. The Company recognizes revenue for the pizza and sports bar operation at the point of sale. The Company recognizes franchise fee revenue when all material services or conditions relating to the sale have been substantially performed or satisfied, and franchise royalty fees are earned and recognized monthly. Deferred revenue results when franchise fee revenues are received in advance and  substantial performance of franchisor obligations have not been completed. Territory agreements provide for the development of a specified number of franchised restaurants within a defined geographic territory. Territory agreements are recognized ratably over the term of the agreements, which are typically ten years.

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

Share-Based Compensation (continued)

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

Certain guidance located within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, "Income Taxes" (“ASC Topic 740”), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company had no uncertain tax positions for the three and nine months ended February 29, 2012 and the three and nine months ended February 28, 2011.

Net Loss Per Share

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents; this metric is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e., options and warrants) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the periods ended February 29, 2012 and May 31, 2011, common stock equivalents consisting of 1,000,000 outstanding warrants were not considered in the calculation of the weighted average number of common shares outstanding for diluted EPS, as they would be anti-dilutive, thereby decreasing the net loss per common share.

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

(4) Plant, Property and Equipment

Plant, property and equipment consist of the following as of February 29, 2012.  There were no such amounts as of May 31, 2011:

Furniture and fixtures	$2,624
Equipment	99,628
Office equipment	5,586
Signs	8,875
Leasehold improvements	35,274
151,987
Less accumulated depreciation	10,680
$141,307

Depreciation expense amounted to $5,428 and $10,680 for the three and nine months ended February 29, 2012, respectively.

(5) Notes payable

Notes payable consist of the following  as of February 29, 2012.  There were no notes payable outstanding as of May 31, 2011:

Notes payable; interest accrues monthly at 2.00%;
principal and accrued interest due on
August 31, 2012; collateralized by the
equity interests of the Westshore subsidiaries	$3,687,674
Note payable; interest at 6.00%; monthly principal
and interest payments of $5,540; matures
August 1, 2013; secured by equipment	418,425
4,106,099
Less amounts currently due	3,749,026
$357,073

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(6) Line of credit

The Company has a $50,000 operating line of credit with Pilot Bank, which provides for working capital financing, and is secured by all assets of the Company. The line of credit is renewable annually. Interest at a rate of 6.25% is due monthly. The outstanding balance on the line of credit was $48,648 at February 29, 2012.

(7) Concentrations

The Company does a significant amount of its total pasta sauce and salsa distribution segment with a limited number of customers. Prior to the acquisition of the Westshore Companies on September 2, 2011, 100% of the Company's revenue was generated by the pasta sauce and salsa distribution segment. Three customers comprised 100% of total revenues for the Company's pasta and salsa distribution segment for the three month period ended February 29, 2012.  During the three month period ended February 28, 2011, one customer comprised 92% of total revenues for the Company. During the nine month period ended February 29, 2012, three customers comprised 100% of total revenues for the Company’s pasta sauce and salsa distribution segment. During the nine month period ended February 28, 2011, one customer comprised 89% of total revenues for the Company.

The Company outsources product manufacturing of its pasta sauce and salsa distribution operation to one manufacturer. However, the Company believes other manufacturing options are available.

There are no significant concentrations inherent in the Company's franchising operations segment or pizza restaurant and sports bar segment.

(8) Contingencies and Commitments

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

The Company entered into a Membership Units Purchase and Sale Agreement effective September 2, 2011, to acquire Vasaturo Real Estate Holdings, LLC (VREH), a corporation owned by Robert Vasaturo, Jr., for $800,000. VREH owns and leases to Bobby V's Original Westshore Pizza, LLC the real estate that on which the restaurant is located in Tampa, Florida. The closing of this transaction is subject to the extensions for the promissory notes issued to purchase the Westshore Companies and has been extended until August 31, 2012.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(8) Contingencies and Commitments (continued)

The Company entered into a Stock Purchase and Sale effective September 2, 2011, to acquire Philly Westshore Franchising Enterprises, Inc. The agreement calls for the Company to issue up to 1,000,000 common stock purchase warrants to Robert Vasaturo, Jr., exercisable for one share of the Company's common stock at a price of $1.00 per share over a term of ten years from the date of issue. One hundred thousand of the common stock purchase warrants vest and become exercisable for each Bobby V's Original Westshore Pizza franchise restaurant existing on the issue date, which Philly Westshore Enterprises, Inc. repurchases within twenty-four months after the issue date, not to exceed a total of ten such restaurants. No warrants were vested as of February 29, 2012.

(9) Related Party Transactions

In connection with a Consulting Services Agreement with Mr. Petrella, Jr., the Company has recorded a liability in the amount of $146,424 and $90,174, as of February 29, 2012 and May 31, 2011, which is included in accounts payable in the accompanying consolidated balance sheets.

The Company incurred commissions to Mr. Petrella, Jr. of $3,707 and $11,884 during the three months ended February 29, 2012 and February 28, 2011, respectively. The Company incurred commissions to Mr. Petrella, Jr. of $11,778, and $26,243, during the nine months ended February 29, 2012 and February 28, 2011, respectively. These commissions are included in general and administrative expenses in the accompanying consolidated statements of operations. The commissions paid and accrued to Mr. Petrella, Jr., during the periods were considered reasonable compensation for his selling and administrative services during the period.

JVW Entertainment. Inc. paid Company expenses which were recorded as additional paid in capital during the three months ended February 29, 2012 and February 28, 2011 of $5,000 and $33,854, respectively.  JVW Entertainment. Inc. paid Company expenses which were recorded as additional paid in capital during the nine months ended February 29, 2012 and February 28, 2011 of $10,800 and $179,142, respectively.

Bobby V's Original Westshore Pizza rents its building from a corporation owned by a shareholder of the Company for $5,800 per month. The Company has accrued $34,800 for such rent as of February 29, 2012, which is included in other current liabilities on the accompanying consolidated balance sheet. The Company has an agreement to acquire the corporation owned by the shareholder the closing of which has been extended to August 31, 2012 as further described in Contingencies and Commitments above.

The Company is indebted to a shareholder in the amount of $25,000 which is included in accounts payable in the accompanying consolidated balance sheet.

A shareholder of the Company owns six of the franchisees of Philly Westshore Franchising Enterprises, Inc. The Company received royalty fees from these franchisees during the three and nine month periods ended February 29, 2012 of $5,500 and $10,800, respectively.

The above amounts and terms of the related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(10) Business Combinations

The Company entered into the following material contracts, effective September 2, 2011.

1.
The Company purchased Bobby V’s at a price of $1,110,000, which was paid with the Company's two promissory notes due October 31, 2011, secured by the members’ interests in the acquired limited liability company.  The maturity date of the notes is subject to two extensions, the last being through August 31, 2012, and can be paid by issue of shares of the Company’s common stock, at the election of the note holders.  The notes were extended to December 31, 2011 on October 13, 2011, with the issuance of the 500,000 shares of the Company's common stock as discussed in item 2, below. The notes were extended to August  31, 2012 on February 8, 2012, with the issuance of the 1,000,000 shares of the Company's common stock as discussed in item 2, below. These two promissory notes, along with the promissory note issued to purchase Philly described in item 2, below, were extended in unison in exchange for the stock issued.

2.
The Company purchased Philly at a price of $2,590,000, which was paid with the Company's promissory note due October 31, 2011, secured by the common stock in the acquired corporation.  The maturity date of the note is subject to two extensions, the last being through August 31, 2012, and can be paid by shares of the Company’s common stock, at the election of the holder.  The note was extended to December 31, 2011 on October 13, 2011, with the issuance of 500,000 shares of the Company’s common stock. The note was extended to August 31, 2012 on February 8, 2012, with the issuance of 1,000,000 shares of the Company's common stock. This promissory note, along with the promissory notes issued to purchase Bobby V's described in item 1, above, were extended in unison in exchange for the stock issued.

The Company acquired the Westshore Companies as part of its strategy to make acquisitions that provide vertical integration with its current products.  The Company also believes the acquisitions provide revenue and expansion potential.

Bobby V’s operates one 83 seat pizza and sandwich sports bar in Tampa, Florida.  The restaurant was founded in 1994.  Unaudited gross revenues of the restaurant’s most recently ended 2011 fiscal year were $1,815,745.

Philly franchises to others pizza and sandwich sports bars in Florida, Ohio, and Georgia.  Audited gross revenues of the business’ most recently ended 2011 fiscal year were $761,000.

The Company has employed the prior owner to continue management of Bobby V’s and Philly.  The employment contract is for seven years and calls for an initial annual salary of $450,000 in the aggregate until the Company's notes given in purchase of the subsidiaries are paid and a salary of $150,000 per year after the payment of the notes. The prior owner has control over the bank accounts until the notes are paid.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(10) Business Combinations (continued)

The following table presents unaudited pro forma information of the results of the Company for the periods ended February 29, 2012 and February 28, 2011 as if these acquisitions had taken place at the beginning of the periods presented.

	For the Nine Months Ended
	February 29, 2012	February 28, 2011
Net sales	$1,931,543	$1,843,910

Operating loss	(986,353)	(92,842)

Net loss	$(1,489,675)	$(360,568)

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

The purchase price for Bobby V's and Philly was provisionally allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at acquisition date, with the excess being allocated to goodwill, in the following unaudited table:

Total purchase price	$3,700,000

Total net book value of subsidiaries acquired on September 2, 2011	(7,902)

Total franchise fees included in net book value at September 2, 2011	540,873

Difference between fair market value and net book value of fixed assets	(70,000)

Identifiable intangible assets and goodwill	4,162,971

Identifiable intangible assets	3,191,000

Goodwill	$971,971

Acquisition related expenses (included in general and administrative expenses)	$190,000

According to generally accepted accounting principles, the Company has a one year measurement period to adjust the purchase price allocation. In the accompanying consolidated financial statements the initial accounting for the business combination has not been completed because the intangible asset valuation has not been received. Accordingly, management's purchase price allocation is provisional (which may impact intangible asset valuations and the purchase price allocation), until the Company receives an independent purchase price allocation report which is expected to be delivered soon.

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(11) Segment Reporting

Due to the nature of the business activities, and that separate information is used to manage components of operations, and that information is reported to the Company's board of directors, management has identified the following reportable segments:

1. Pizza restaurant and sports bar
2. Franchising operations
3. Pasta sauce and salsa distribution

Summarized in the following tables are net sales and operating revenues, depreciation and amortization, income (loss) before taxes, and total assets for the Company's reportable segments for the three month and nine month periods ended February 29, 2012 and February 28, 2011. Operating income reported below excludes income tax provision.

	For the Three Months Ended		For the Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Pizza restaurant and sports bar	$467,099	$-	$921,377	$-
Franchising operations	154,166	-	318,646	-
Pasta sauces and salsa distribution	25,381	50,847	78,903	111,028
Total revenues	$646,646	$50,847	$1,318,926	$111,028

Depreciation and amortization
Pizza restaurant and sports bar	$17,378	$-	$34,580	$-
Franchising operations	67,825	-	135,650	-
Pasta sauces and salsa distribution	-	-	-	-
Total depreciation and amortization	85,203	-	170,230	-

Income (loss) before taxes
Pizza restaurant and sports bar	$(47,091)	$-	$(116,736)	$-
Franchising operations	(94,912)	-	(191,093)	-
Pasta sauces and salsa distribution	5,716	18,106	25,761	42,727
Combined	(136,287)	18,106	(282,068)	42,727

Corporate administration and other	(222,224)	(103,268)	(1,192,017)	(616,645)

Total loss before taxes	$(358,511)	$(85,162)	$(1,474,085)	$(573,918)

Assets
Pizza restaurant and sports bar	$1,229,451	$-	$1,229,451	$-
Franchising operations	3,094,541	-	3,094,541	-
Pasta sauces and salsa distribution	10,140	26,000	10,140	26,000
Total Assets	$4,334,132	$26,000	$4,334,132	$26,000

Bella Petrella’s Holdings, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(12) Subsequent Events

Effective March 8, 2012, our majority stockholder, JVW Entertainment, Inc., removed two of the Company's directors by action by written consent. More information about the removal of these board members is available in our report on Form 8-K filed on March 8, 2012.

On March 9, 2012, the Company entered into a Securities Purchase Agreement whereby the Company issued a convertible debenture in the amount of $42,500. The convertible debenture matures December 12, 2012 and carries an interest rate of 8% per annum. The convertible debenture can be prepaid during the first 90 days at an amount equal to the outstanding principal amount plus accrued and unpaid interest, multiplied by 140%. The convertible debenture can be prepaid during 91st day through to the 150th day following the issue date, at an amount equal to the outstanding principal amount plus accrued and unpaid interest, multiplied by 145%. The convertible debenture can be prepaid during the 151st day through to the date of maturity, at an amount equal to the outstanding principal amount plus accrued and unpaid interest, multiplied by 150%. If the convertible debenture is not retired prior to maturity, it is convertible into shares of the Company's common stock at a 49% discount off the average of the lowest three closing bid prices as listed on the Over-the-Counter Bulletin Board during the last 15 day trading period ending one trading day prior to a conversion notice being conveyed by the holder.  The proceeds received from the issuance of this convertible debenture were used to pay legal and accounting fees.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Our consolidated operations include a well established and recognized pizza and sandwich sports bar located in Tampa, Florida, a company that franchises pizza and sandwich sports bars in the states of Florida, Ohio, and Georgia, and a company that sells and distributes pasta sauces and salsas in the northeastern United States.

Since our inception on July 28, 2009 through February 29, 2012 we have generated revenues of $1,504,290 and incurred a net loss of $2,410,975. We believe that our subsidiary operations are synergistic which will lead to improvements in overall operating results over time. We believe that our pizza and sandwich sports bar will be profitable after we achieve the required funding to retire the promissory notes issued to purchase the operation. We believe the franchising operation will continue to grow and will provide profits resulting from new territory agreements and expanded marketing efforts to build name recognition. We also believe that our marketing plan for our pasta sauce products, focusing on institutional sales, will build sales volume over the next twelve months due to the reduced acid content of our sauces and salsas, as compared to other brands of tomato based sauces, providing protection from heartburn and acid reflux, as well as our all natural ingredients and homemade flavor. Management believes that increased sales volume is directly proportional to increased purchasing volume, from which we should experience economies of scale to lower our cost of ingredients, packaging, and other direct cost. We believe that lower direct cost, coupled with increased sales volume, should equate to profitability. You have no assurance that our beliefs or expectations will be achieved or that cash flows from our business will be adequate to achieve profitability or to maintain operations.

The operating results for the period ended February 29, 2012 includes revenues and expenses of our subsidiary operations acquired September 2, 2011. The operating activity during the period ended February 28, 2011, was limited to our pasta sauce and salsa distribution operation.

The following table presents the change in operating losses over the periods presented:

	For the Three Month Period Ended
				Percent change
Segment	February 29, 2012	February 28, 2011	Increase (decrease)	from 2011
Pizza restaurant and sports bar	$(40,788)	$-	$(40,788)
Franchising operations	(95,641)	-	(95,641)
Pasta sauces and salsa distribution	5,716	18,106	(12,390)	(68)%
Combined operating income (loss)	(130,713)	18,106	(148,819)	(822)%

Corporate administration and other	(83,835)	(103,268)	(19,433)
Total Operating Loss	$(214,548)	$(85,162)	$(168,252)	198%

	For the Nine Month Period Ended
				Percent change
Segment	February 29, 2012	February 28, 2011	Increase (decrease)	from 2011
Pizza restaurant and sports bar	$(115,424)	$-	$(115,424)
Franchising operations	(184,747)	-	(184,747)
Pasta sauces and salsa distribution	25,761	42,727	(16,966)	(40)%
Combined operating income (loss)	(274,410)	42,727	(317,137)	(742)%

Corporate administration and other	(946,991)	(616,645)	(330,346)	54%
Total Operating Loss	$(1,221,401)	$(573,918)	$(647,483)	113%

We have experienced several periods of capital formation and business acquisition expenses resulting in operating losses which management believes are normal for an expanding business.

Revenues

Revenues for the period ended February 29, 2012 includes the revenues of our subsidiary operations acquired September 2, 2011. Revenues generated during the period ended February 28, 2011, was limited to our pasta sauce and salsa distribution operation.

The following table presents the change in revenues over the periods presented:

	For the Three Month Period Ended
				Percent change
Segment	February 29, 2012	February 28, 2011	Increase (decrease)	from 2011
Pizza restaurant and sports bar	$467,099	$-	$467,099
Franchising operations	154,166	-	154,166
Pasta sauces and salsa distribution	25,381	50,847	(25,466)	(50)%
Total Revenue	$646,646	$50,847	$595,799	1172%

	For the Nine Month Period Ended
				Percent change
Segment	February 29, 2012	February 28, 2011	Increase (decrease)	from 2011
Pizza restaurant and sports bar	$921,377	$-	$921,377
Franchising operations	318,646	-	318,646
Pasta sauces and salsa distribution	78,903	111,028	(32,125)	(29)%
Total Revenue	$1,318,926	$111,028	$1,207,898	1088%

We expect our sales to increase for fiscal year ending May 31, 2013 resulting from the acquisition of our pizza restaurant and sports bar, the acquisition of our franchising operation, from the increased marketing and geographical expansion efforts of our franchising company, and from the implementation of a marketing plan to target institutional customers for our pasta sauce and salsa distribution operation.  The expansion plan for our franchise operation includes an expected growth of twenty new locations over the next ten years. On September 25, 2011, our franchise operation entered into a territory agreement for the state of Georgia which requires the territory owner to open ten stores in Georgia over the next ten years. On March 23, 2011, our franchise operation entered into a territory agreement for the state of Ohio which requires the territory owner to open twenty-three stores in Ohio over through the period ended January 31, 2021. We plan to realign operations of our franchise stores in Florida to optimize revenues. We are engaged in negotiations for potential territory franchise agreements in Texas, California and Nevada.

Expenses

Expenses for the period ended February 29, 2012 includes the expenses of our subsidiary operations acquired September 2, 2011. Expenses incurred during the period ended February 28, 2011, was limited to our pasta sauce and salsa distribution operation.

The following table presents the change in operating expenses over the periods presented:

	For the Three Month Period Ended
				Percent change
Segment	February 29, 2012	February 28, 2011	Increase (decrease)	from 2011
Pizza restaurant and sports bar	$337,569	$-	$337,569
Franchising operations	183,904	-	183,904
Pasta sauces and salsa distribution	22,457	96,204	(73,747)	(77)%
Combined expenses	543,930	96,204	447,726

Corporate administration and other	126,988	-	126,988
Total Expenses	$670,918	$96,204	$574,714	597%

	For the Nine Month Period Ended
				Percent change
Segment	February 29, 2012	February 28, 2011	Increase (decrease)	from 2011
Pizza restaurant and sports bar	$666,501		$666,501
Franchising operations	443,428		443,428
Pasta sauces and salsa distribution	68,028	598,699	(530,671)	(89)%
Combined expenses	1,177,957	598,699	579,258

Corporate administration and other	941,529	-	941,529
Total Expenses	$2,119,486	$598,699	$1,520,787	254%

Liquidity and Capital Resources

As of February 29, 2012, our cash balance was $18,605.  The Statements of Cash Flows provide information about our net cash flow for the financial statement periods presented in this quarterly report.  Our pizza restaurant and sports bar operation, and franchise operation, are financed by operating cash flow. To date, we have financed corporate overhead and our pasta and salsa distribution operation through the issuance of stock and contributions to capital by JVW Entertainment, Inc.

We expect our liquidity to improve during the 2013 fiscal year based on our recent acquisitions and funding for continuing operations we believe may be available based on our projected revenue growth.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  Our subsidiary operations will require funding for planned expansion and marketing efforts necessary to achieve the potential growth.  We are contractually unable to utilize cash flow generated from subsidiary operations until we obtain funding to retire the promissory notes issued to acquire the pizza restaurant and sports bar, and franchising operation. Since inception, funding to cover our corporate overhead has been provided by the proceeds from the sale of stock, and contributions of capital made by JVW Entertainment, Inc. There is no assurance that the sale of stock in the short term, will provide required working capital, and there is no obligation for JVW Entertainment, Inc. to make further contributions of capital or to provide any other form of funding.  We believe cash flow generated from the sale of our products will be sufficient to sustain current operations; but, product sales alone will not generate sufficient profits to implement our plan of operations.  To fully implement our plan of operations, we expect to require $10,000,000 over the next thirty-six months. In the event we require additional capital to fund operations and growth, we may need to sell securities in private placements or obtain debt funding.  You have no assurance we will be able to make private sales of our securities or obtain debt funding, if we should have a need so to do.

The following table provides information about the recent acquisitions of two subsidiaries.  More information about the transactions is available in our report on Form 8-K filed on September 6, 2011.

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

We are currently in talks with several equity participants to secure the $4.5 million we need to pay the notes we have issued to purchase our subsidiaries and to close the purchase of the real estate on which our Tampa restaurant is located. You have no assurance we will be successful in our efforts to obtain the needed equity financing.  Our note holders have extended the due dates on the notes until August 31, 2012.  If we are unable to retire the notes by the extended due dates, and the note holders do not grant a further extension, we would lose ownership of our subsidiaries.

Critical Accounting Policies and Estimates

Estimates.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  Estimates that are critical to the accompanying consolidated financial statements include estimates related to classification of expenditures as either an asset or expense, and the likelihood of loss contingencies. Management bases its estimates and judgments on experience, which is limited at this time, and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Management revises estimates and assumptions periodically and the effects of revisions are reflected in the consolidated financial statements in the period during which it is determined to be necessary.  Actual results may differ materially from these estimates under different assumptions or conditions.

According to generally accepted accounting principles, the Company has a one year measurement period to adjust the purchase price allocation. In the accompanying consolidated financial statements the initial accounting for the business combination has not been completed because the intangible asset valuation has not been received. Accordingly, management's purchase price allocation is provisional (which may impact intangible asset valuations and the purchase price allocation), until the Company receives an independent purchase price allocation report which is expected to be delivered soon.

The Company accounts for long-lived assets, including intangibles that are amortized, in accordance with GAAP, which requires that all long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Management considers both qualitative and quantitative factors when considering circumstances that may indicate impairment. This consideration requires significant management judgment and could have a significant effect of the recognition of impairment charges. If indicators of impairment are present, reviews are performed to determine whether the carrying value of an asset to be held and used is impaired. Such reviews involve a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset over its remaining useful life. The determination of future cash flows involves inherent uncertainties and the application of management judgment regarding the future operations of the Company. If the comparison indicates that there is impairment, the impaired asset is written down to its fair value.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 4.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures: As of February 29, 2012 and May 31, 2011, our management carried out an evaluation of the effectiveness of disclosure controls and procedures, with the participation of our principal executive and principal financial officers.  Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our chief executive officer and chief financial officer have concluded that, as of February 29, 2012 and May 31, 2011, we did not have effective disclosure controls and procedures.

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

308(b) – Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the period ended February 29, 2012 and May 31, 2011 that have materially affected or are reasonably likely to materially affect this control.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not engaged in any litigation at the date of this report, nor have we concluded any litigation during the three months ended February 29, 2012, and do not expect to be engaged in litigation of a routine nature in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the shares of common stock sold during the three month period ended February 29, 2012.

	Number	Date of Sale	Price or
Purpose	of Shares	or Issue	Value

Consideration for extension of promissory notes (1)	1,000,000	2/8/2012	$100,000
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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We have not issued senior securities.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The following exhibits are attached to this report:

Exhibit Number	Description

10.1	Convertible Promissory Note dated March 9, 2012
10.2	Securities Purchase Agreement dated March 9, 2012
31.1	Rule 15d-14 (a) Certification by Principal Executive and Principal Operating Officer

31.2	Rule 15d-14 (a) Certification by Principal Financial and Principal Accounting Officer
32	Section 1350 Certification of Principal Executive and Principal Operating Officer and Principal Financial Principal Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bella Petrella’s Holdings, Inc.

Date: April 20, 2012	By:	/s/ John V. Whitman, Jr.
John V. Whitman, Jr., Chief Executive Officer
(Principal Executive and Principal Operating Officer)

Date: April 20, 2012	By:	/s/ William R. VanHook, Jr.
William R. VanHook, Jr., Chief Financial Officer
(Principal Financial and Accounting Operating Officer)