Form 10-Q/A
period 2012-02-29
Bella Petrellas Holdings, Inc.
filed 2012-04-23
CIK 1499855

UNITED STATES
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

Securities registered under Section 12(g) of the Exchange Act :  None

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

The number of shares outstanding of each of the issuer’s classes of common stock at April 23, 2012 was 21,404,000 shares of $0.01 par value common stock.

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

Bella Petrella’s Holdings, Inc.

Date: April 23, 2012	By:	/s/ John V. Whitman, Jr.
John V. Whitman, Jr., Chief Executive Officer
(Principal Executive and Principal Operating Officer)

Date: April 23, 2012	By:	/s/ William R. VanHook, Jr.
William R. VanHook, Jr., Chief Financial Officer
(Principal Financial and Accounting Operating Officer)