Form 10-Q/A
period 2011-11-30
Big Three Restaurants, Inc.
filed 2012-05-25
CIK 1499855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011 [Second Quarter]

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

COMMISSION FILE NO.  333-169145

BIG THREE RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

Florida	27-0645694
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

9085 Charles E. Limpus Road Orlando, Florida	33836
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: 516-375-6649

BELLA PETRELLA'S HOLDINGS, INC.
(Former name or former address, if changed since last report)

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

The number of shares outstanding of each of the issuer’s classes of common stock at May 25, 2012 was 20,702,732 shares of $0.01 par value common stock.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to the quarterly report on Form 10-Q of Big Three Restaurants, Inc. for the quarterly period ended November 30, 2011is to restate the financial information herein pursuant to a financial statement review completed by our independent auditors. Subsequent to the filing of the quarterly report on Form 10-Q, and during the review process, our newly acquired subsidiary's financial statements were adjusted to remove assets and liabilities that were found not to be components of the purchased businesses. The subsidiary financial statements were also adjusted for accruals and deferrals that were identified during our subsidiary's financial statement audit for the calendar year 2011, which were concluded during March 14, 2012.

SUMMARIES OF REFERENCED DOCUMENTS

This quarterly report on Form 10–Q/A contains references to, summaries of and selected information from material agreements and other documents. These agreements and documents are not incorporated by reference; but, they are filed as exhibits to this report or to other reports we have filed with the U.S. Securities and Exchange Commission. Whenever we make reference in this report to any of our material agreements and other documents, the summaries and selected information do not necessarily contain all of the terms and conditions of the material agreements and other documents. The summaries of and selected information from those material agreements and other documents are qualified in their entirety by the complete agreements and other documents. You may obtain the full text of the material agreements and other documents from the Public Reference Section of or online from the Commission.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10–Q/A may include “forward–looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend the forward–looking statements to be covered by the safe harbor provisions for forward–looking statements as described in that section.

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

USE OF PRONOUNS AND OTHER WORDS

The pronouns “we”, “us”, “our” and the equivalent mean Big Three Restaurants, Inc. and our consolidated subsidiaries.  In the notes to our financial statements, the “Company” means Big Three Restaurants, Inc. and our consolidated subsidiaries.  The pronoun “you” means the reader of this quarterly report on Form 10-Q/A.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEX
FINANCIAL STATEMENTS OF
BIG THREE RESTAURANTS, INC.

Page

Consolidated Balance Sheets at November 30, 2011 (Unaudited) (as restated) and May 31, 2011	5

Consolidated Statements of Operations For the Three and the Six Months Ended November 30, 2011 (Unaudited) (as restated) and November 30, 2010 (Unaudited)	6

Consolidated Statements of Cash Flows For the Six Months Ended November 30, 2011 (Unaudited) (as restated) and November 30, 2010 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Big Three Restaurants, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Consolidated Balance Sheets

	November 30, 2011	May 31, 2011
	(Unaudited)
	(as restated)
Assets
Current assets
Cash in bank	$10,168	$193
Accounts receivable, net of allowance for doubtful accounts of	99,360	-
$6,600 at November 30, 2011
Inventory	11,089	-
Other current assets	4,238	-
Total current assets	124,855	193

Plant, property, and equipment, net of accumulated depreciation	141,802	-
of $5,252 at November 30, 2011

Other assets
Identifiable intangible assets, net of accumulated amortization	3,111,225	-
of $79,775 at November 30, 2011
Goodwill	971,971	-
Trademarks	5,000	5,000
Other long term assets	355	-
Total other assets	4,088,551	5,000

Total assets	$4,355,208	$5,193

Liabilities and shareholders' equity (deficit)

Current liabilities
Accrued payroll and related	$212,214	$123,158
Accounts payable (including related party balance of $152,674 and
$90,174 at November 30, 2011 and May 31, 2011, respectively)	290,783	134,682
Line of credit	49,660	-
Notes payable	3,740,703	-
Deferred revenue	20,000	-
Other current liabilities (including related party balance of $17,400)	64,385	-
Total current liabilities	4,377,745	257,840

Long term liabilities
Notes payable	369,742	-
Deferred revenue	114,000	-
Other long term liabilities	25,919	-
Total long term liabilities	509,661	-

Total liabilities	4,887,406	257,840

Shareholders' equity (deficit)
Common stock, $0.01 par value; 500,000,000 shares authorized;
20,404,000 and 16,855,600 shares issued and outstanding at
November 30, 2011 and May 31, 2011, respectively	204,040	168,556
Additional paid-in capital	1,458,103	615,687
Prepaid stock services	(141,875)	(100,000)
Accumulated deficit	(2,052,466)	(936,890)
Total shareholders' equity (deficit)	(532,198)	(252,647)

Total liabilities and shareholders' equity (deficit)	$4,355,208	$5,193

See accompanying notes to consolidated financial statements.

Big Three Restaurants, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(as restated)		(as restated)
Revenues
Pizza restaurant and sports bar	$454,277	$-	$454,277	$-
Franchising operations	164,480	-	164,480	-
Pasta sauces and salsa distribution	19,439	32,386	53,522	60,181
Total revenues	638,196	32,386	672,279	60,181

Cost of sales
Pizza restaurant and sports bar	188,471	-	188,471	-
Pasta sauces and salsa distribution	15,416	23,689	42,094	46,442
Total cost of goods sold	203,887	23,689	230,565	46,442

Gross profit	434,309	8,697	441,714	13,739

Expenses
General and administrative expenses	1,273,357	333,253	1,448,566	502,495
Loss from operations	(839,048)	(324,556)	(1,006,852)	(488,756)

Interest expense	108,721	-	108,721	-

Net loss	$(947,769)	$(324,556)	$(1,115,573)	$(488,756)

Basic and diluted loss per share	$(0.05)	$(0.02)	$(0.06)	$(0.03)

Basic and diluted weighted average
common shares outstanding	19,921,481	16,755,600	18,627,825	16,305,327

See accompanying notes to consolidated financial statements.

Big Three Restaurants, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	November 30, 2011	November 30, 2010
	(Unaudited)	(Unaudited)
	(as restated)
Cash flows from operating activities:
Net loss	$(1,115,573)	$(488,756)

Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Amortization expense	79,775	-
Depreciation expense	5,252	-
Stock based compensation	760,367	431,912
Changes in assets and liabilities:
Accounts receivable	(4,163)	5,881
Inventory	-	694
Prepaid expenses and other	(4,236)	-
Accounts payable	55,512	50,234
Accrued payroll and related	148,840	-
Other liabilities	24,537	-
Deferred revenue	50,250	-
Net cash provided (used) by operating activities	561	(35)

Cash flows from investing activities:
Cash received in acquisition of Westshore companies	13,490	-
Cash paid for the purchase of fixed assets	(3,466)	-
Net cash provided by investing activities	10,024	-

Cash flows from financing activities:
Net payments and proceeds from line of credit	(340)
Principal payments on long term debt	(1,270)
Sale of common stock	1,000	-
Net cash used by financing activities	(610)	-

Net increase (decrease) in cash	9,975	(35)

Cash at beginning of period	193	298

Cash at end of period	$10,168	$263

Supplemental disclosures of non-cash investing and financing activities:
Stock issued in exchange for payment of expenses by JVW Entertainment, Inc.	$-	$70,689
Common Stock issued related to closing Westshore contracts and extending	280,000	-
note maturity dates.
Common Stock issued for services	516,442	250,000
Common Stock issued in exchange for settlement of a liability	74,658	-
Capital contribution for prepaid expenses by JVW Entertainment, Inc.	-	3,500
Capital contribution for payment of expenses by JVW Entertainment, Inc.	5,800	71,009

The company purchased all of the common stock and membership interests in Philly Westshore Franchising Enterprises, Inc.
and Bobby V's Original Westshore Pizza, LLC (the Westshore Companies). In conjunction with the acquisitions, the following assets and liabilities were received/assumed:
Fair value of assets acquired	$3,454,720	$-
Fair value of liabilities assumed	(4,426,691)	-
Goodwill acquired	$(971,971)	$-

See accompanying notes to consolidated financial statements.

Big Three Restaurants, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(1) Nature of Business

Big Three Restaurants, Inc. (the "Company") is a marketing Company, incorporated in Florida on July 28, 2009, with headquarters in Orlando, Florida. The Company sells its own line of gourmet pasta sauces and salsas. The Company is the sole owner of two subsidiaries, Bobby V's Original Westshore Pizza, LLC ("Bobby V's), incorporated in Florida, on August 27, 2008, and Philly Westshore Franchising Enterprises, Inc. ("Philly"), organized in Florida, on March 30, 2008. Bobby V's is a pizza and sandwich sports bar located in Tampa, Florida. Philly, headquartered in Tampa Florida, franchises pizza and sandwich sports bar restaurants primarily in Florida, Georgia, and Ohio. Bobby V's and Philly are referred to together as the "Westshore Companies". The Company’s principal assets are the pasta sauce recipes developed by one of its founders, the pizza and sandwich sports bar's reputation, customer base, inventory and equipment, and franchise contracts and related receivables.

(2) Basis of Presentation and Going Concern

While the information presented in the accompanying interim condensed consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). These interim consolidated financial statements follow the same accounting policies and methods of application as used in the May 31, 2011 audited financial statements of the Company. All adjustments are of a normal, recurring nature. Interim consolidated financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited consolidated financial statements, and these notes to interim condensed consolidated financial statements are abbreviated and contain only certain disclosures related to the six month period ended November 30, 2011. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s year-end audited May 31, 2011 financial statements. Operating results for the six month period ended November 30, 2011 are not necessarily indicative of the results that can be expected for the year ending May 31, 2012.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

The Company has incurred net losses during the six months ended November 30, 2011 and November 30, 2010 of $1,115,573 and $488,756 respectively. To continue as a going concern, the Company plans to raise funds through private placements and public stock offerings. These funds will be used for marketing, to retire promissory notes issued to purchase the Westshore Companies, and for payment of general and administrative expenses. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Big Three Restaurants, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(3)  Restatement of Consolidated Financial Statements

The financial statements as of and for the three and six months ended November 30, 2011 have been restated resulting from a financial statement review by our independent auditors. During the financial statement review process, our newly acquired subsidiary's financial statements were adjusted to remove assets and liabilities that were found not to be components of the purchased businesses. The subsidiary financial statements were also adjusted for accruals and deferrals that were identified during our subsidiary's financial statement audit for the calendar year 2011, which were concluded during March 14, 2012. The following schedule illustrates the effects on the consolidated financial statements:

	As Previously	Adjustments
	Reported	to Restate	As Restated
Consolidated Balance Sheet As of November 30, 2011:
Assets
Current assets
Cash in bank	$10,168	$-	$10,168
Accounts receivable	118,513	(19,153)	99,360
Prepaid expenses	35,509	(35,509)	-
Inventory	-	11,089	11,089
Other current assets	11,089	(6,851)	4,238
Total current assets	175,279	(50,424)	124,855
Plant, property, and equipment	52,497	89,305	141,802
Other assets
Prepaid expenses	69,249	(69,249)	-
Identifiable intangible assets, net of accumulated amortization	3,111,225	-	3,111,225
Due from stockholder	404,650	(404,650)	-
Goodwill	441,071	530,900	971,971
Trademarks	5,000	-	5,000
Other long term assets	-	355	355
Total other assets	4,031,195	57,356	4,088,551
Total assets	$4,258,971	$96,237	$4,355,208
Liabilities and shareholders' equity (deficit)
Current liabilities
Accrued payroll and related	$198,671	$13,543	$212,214
Accounts payable	217,561	73,222	290,783
Line of credit	-	49,660	49,660
Notes payable	3,737,334	3,369	3,740,703
Deferred revenue	-	20,000	20,000
Other current liabilities	41,341	23,044	64,385
Total current liabilities	4,194,907	182,838	4,377,745
Long term liabilities
Notes payable	421,254	(51,512)	369,742
Deferred revenue	20,000	94,000	114,000
Other long term liabilities	-	25,919	25,919
Total long term liabilities	441,254	68,407	509,661
Total liabilities	4,636,161	251,245	4,887,406
Shareholders' equity (deficit)
Common stock	204,240	(200)	204,040
Additional paid-in capital	1,442,791	15,312	1,458,103
Prepaid stock services	-	(141,875)	(141,875)
Accumulated deficit	(2,024,221)	(28,245)	(2,052,466)
Total shareholders' equity (deficit)	(377,190)	(155,008)	(532,198)
Total liabilities and shareholders' equity (deficit)	$4,258,971	$96,237	$4,355,208

Big Three Restaurants, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(3)  Restatement of Consolidated Financial Statements (continued)

	As Previously	Adjustments
	Reported	to Restate	As Restated
Consolidated Statement of Operations for the Three Months
Ended November 30, 2011:
Revenues	$643,586	$(5,390)	$638,196
Cost of sales	203,887	-	203,887
Gross profit	439,699	(5,390)	434,309
General and administrative expenses	1,355,702	82,345	1,273,357
Loss from operations	(916,003)	76,955	(839,048)
Interest expense	-	108721	108,721
Net loss	$(916,003)	$(31,766)	$(947,769)
Basic and diluted loss per share	$(0.05)	$-	$(0.05)

Consolidated Statement of Operations for the Six Months
Ended November 30, 2011:
Revenues	$677,669	$(5,390)	$672,279
Cost of sales	230,565	-	230,565
Gross profit	447,104	(5,390)	441,714
General and administrative expenses	1,530,911	82,345	1,448,566
Loss from operations	(1,083,807)	76,955	(1,006,852)
Interest expense	-	108721	108,721
Net loss	$(1,083,807)	$(31,766)	$(1,115,573)
Basic and diluted loss per share	$(0.06)	$-	$(0.06)

(4)  Significant Accounting Policies

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

Big Three Restaurants, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(4) Significant Accounting Policies (continued)

Consolidation

The consolidated financial statements include the accounts of Big Three Restaurants, Inc. and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain accounts in the prior-year end financial statements have been reclassified for comparative purposes to conform with the presentation of the current-year consolidated financial statements.

Inventory

Inventories of food, beverage, and paper supplies are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Plant, Property and Equipment

Plant, property and equipment are stated at cost.  Depreciation of plant, property and equipment is calculated on the straight-line method over the estimated useful lives of the respective assets, generally seven years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.  Maintenance and repair costs are charged to expense as incurred and significant replacements and improvements are capitalized.  When plant, property and equipment are sold or otherwise disposed, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were considered necessary during the period ended November 30, 2011.

Goodwill

Goodwill is reviewed for possible impairments at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired.  Goodwill impairment is identified by comparing the fair value of the reporting unit to its carrying value.  If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value.  No impairment was considered necessary during the period ended November 30, 2011.

Big Three Restaurants, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

 (4) Significant Accounting Policies (continued)

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

Big Three Restaurants, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

4) Significant Accounting Policies (continued)

Certain guidance located within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, "Income Taxes" (“ASC Topic 740”), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company had no uncertain tax positions for the three and six months ended November 30, 2011 and the three and six months ended November 30, 2010.

Net Loss Per Share

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents; this metric is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e., options and warrants) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the periods ended November 30, 2011 and May 31, 2011, common stock equivalents consisting of 1,000,000 outstanding warrants were not considered in the calculation of the weighted average number of common shares outstanding for diluted EPS, as they would be anti-dilutive, thereby decreasing the net loss per common share. Effective May 8, 2012, the aforementioned warrants were cancelled as further described in Subsequent Events below.

Recent Accounting Pronouncements

The Company’s management does not believe that recent codified pronouncements by the FASB or SEC will have a material impact on the Company’s current or future financial statements.

(5) Plant, Property and Equipment

Plant, property and equipment consist of the following as of November 30, 2011.  There were no such amounts as of May 31, 2011:

Furniture and fixtures	$2,038
Equipment	103,479
Office equipment	3,086
Signs	7,027
Leasehold improvements	31,424
147,054
Less accumulated depreciation	5,252
$141,802

Depreciation expense amounted to $5,252 and $5,252 for the three and six months ended November 30, 2011, respectively.

Big Three Restaurants, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(6) Notes payable

Notes payable consist of the following  as of November 30, 2011.  There were no notes payable outstanding as of May 31, 2011:

Notes payable; interest accrues monthly at 2.00%;
principal and accrued interest due on
August 31, 2012; collateralized by the
equity interests of the Westshore subsidiaries	$3,687,674
Note payable; interest at 6.00%; monthly principal
and interest payments of $5,540; matures
August 1, 2013; secured by equipment	422,771
4,110,445
Less amounts currently due	3,740,703
Long term notes payable	$369,742

(7) Line of credit

The Company has a $50,000 operating line of credit with Pilot Bank, which provides for working capital financing, and is secured by all assets of the Company. The line of credit is renewable annually. Interest at a rate of 6.25% is due monthly. The outstanding balance on the line of credit was $49,660 at November 30, 2011.

(8) Concentrations

The Company does a significant amount of its total pasta sauce and salsa distribution segment with a limited number of customers. Prior to the acquisition of the Westshore Companies on September 2, 2011, 100% of the Company's revenue was generated by the pasta sauce and salsa distribution segment. One customer comprised 79% of total revenues for the Company's pasta and salsa distribution segment for the three month period ended November 30, 2011.  During the three month period ended November 30, 2010, one customer comprised 75% of total revenues for the Company. During the six month period ended November 30, 2011, two customers comprised 92% of total revenues for the Company’s pasta sauce and salsa distribution segment. During the six month period ended November 30, 2010, one customer comprised 86% of total revenues for the Company. The Company outsources product manufacturing of its pasta sauce and salsa distribution operation to one manufacturer. However, the Company believes other manufacturing options are available. Effective May 8, 2012, the Company disposed of its pasta and salsa distribution operation as further described in Subsequent Events below.

There are no significant concentrations inherent in the Company's franchising operations segment or pizza restaurant and sports bar segment.

Big Three Restaurants, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(9) Contingencies and Commitments

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
200,000 shares at $1.00/share

Mr. Petrella, Jr., also entered into an Agreement Not To Compete with the Company.  No value was assigned to the non-compete agreement due to disincentives to break the non-compete, such as the Consulting Services Agreement and Mr. Petrella, Jr.'s continuing ownership interest in the Company. Effective May 8, 2012, the aforementioned Consulting Services Agreement, Agreement Not To Compete, and warrants were cancelled as further described in Subsequent Events below.

The Company entered into a Membership Units Purchase and Sale Agreement effective September 2, 2011, to acquire Vasaturo Real Estate Holdings, LLC (VREH), a corporation owned by Robert Vasaturo, Jr., for $800,000. VREH owns and leases to Bobby V's Original Westshore Pizza, LLC the real estate that on which the restaurant is located in Tampa, Florida. The closing of this transaction is subject to the extensions for the promissory notes issued to purchase the Westshore Companies and has been extended until August 31, 2012 as further described in Subsequent Events below.

The Company entered into a Stock Purchase and Sale effective September 2, 2011, to acquire Philly Westshore Franchising Enterprises, Inc. The agreement calls for the Company to issue up to 1,000,000 common stock purchase warrants to Robert Vasaturo, Jr., exercisable for one share of the Company's common stock at a price of $1.00 per share over a term of ten years from the date of issue. One hundred thousand of the common stock purchase warrants vest and become exercisable for each Bobby V's Original Westshore Pizza franchise restaurant existing on the issue date, which Philly Westshore Enterprises, Inc. repurchases within twenty-four months after the issue date, not to exceed a total of ten such restaurants. No warrants were vested as of November 30, 2011.

(10) Related Party Transactions

In connection with a Consulting Services Agreement with Mr. Petrella, Jr., the Company has recorded a liability in the amount of $127,674 and $90,174, as of November 30, 2011 and May 31, 2011, which is included in accounts payable in the accompanying consolidated balance sheets. Effective May 8, 2012, the Company disposed of the pasta and salsa distribution operation. Under the terms of the related disposition agreements, all accrued and unpaid liabilities under the Consulting Services Agreement were cancelled as further described in Subsequent Events below.

The Company incurred commissions to Mr. Petrella, Jr. of $2,627 and $9,052 during the three months ended November 30, 2011 and November 30, 2010, respectively. The Company incurred commissions to Mr. Petrella, Jr. of $8,071, and $14,359, during the six months ended November 30, 2011 and November 30, 2010, respectively. These commissions are included in general and administrative expenses in the accompanying consolidated statements of operations. The commissions paid and accrued to Mr. Petrella, Jr., during the periods were considered reasonable compensation for his selling and administrative services during the period.

Big Three Restaurants, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(10) Related Party Transactions (continued)

JVW Entertainment. Inc. paid Company expenses which were recorded as additional paid in capital during the three months ended November 30, 2011 and November 30, 2010 of $3,000 and $37,095 respectively.  JVW Entertainment. Inc. paid Company expenses which were recorded as additional paid in capital during the six months ended November 30, 2011 and November 30, 2010 of $5,800 and $145,288, respectively.

Bobby V's Original Westshore Pizza rents its building from a corporation owned by a shareholder of the Company for $5,800 per month. The Company has accrued $17,400 for such rent as of November 30, 2011, which is included in other current liabilities on the accompanying consolidated balance sheet. The Company has an agreement to acquire the corporation owned by the shareholder the closing of which has been extended to August 31, 2012 as further described in Subsequent Events below.

The Company is indebted to a shareholder in the amount of $25,000 which is included in accounts payable in the accompanying consolidated balance sheet.

A shareholder of the Company owns six of the franchisees of Philly Westshore Franchising Enterprises, Inc. The Company received royalty fees from these franchisees during the three and six month periods ended November 30, 2011 of $5,250.

The above amounts and terms of the related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

(11) Business Combinations

The Company entered into the following material contracts, effective September 2, 2011.

1.
The Company purchased Bobby V’s at a price of $1,110,000, which was paid with the Company's two promissory notes due October 31, 2011, secured by the members’ interests in the acquired limited liability company.  The maturity date of the notes is subject to two extensions, the last being through August 31, 2012, and can be paid by issue of shares of the Company’s common stock, at the election of the note holders.  The notes were extended to December 31, 2011 on October 13, 2011, with the issuance of the 500,000 shares of the Company's common stock as discussed in item 2, below. The notes were extended to August  31, 2012 on February 8, 2012, with the issuance of the 1,000,000 shares of the Company's common stock as discussed in item 2, below. These two promissory notes, along with the promissory note issued to purchase Philly described in item 2, below, were extended in unison in exchange for the stock issued as further described in Subsequent Events below.

2.
The Company purchased Philly at a price of $2,590,000, which was paid with the Company's promissory note due October 31, 2011, secured by the common stock in the acquired corporation.  The maturity date of the note is subject to two extensions, the last being through August 31, 2012, and can be paid by shares of the Company’s common stock, at the election of the holder.  The note was extended to December 31, 2011 on October 13, 2011, with the issuance of 500,000 shares of the Company’s common stock. The note was extended to August 31, 2012 on February 8, 2012, with the issuance of 1,000,000 shares of the Company's common stock. This promissory note, along with the promissory notes issued to purchase Bobby V's described in item 1, above, were extended in unison in exchange for the stock issued as further described in Subsequent Events below.

Big Three Restaurants, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(11) Business Combinations (continued)

The Company acquired the Westshore Companies as part of its strategy to make acquisitions that provide vertical integration with its current products.  The Company also believes the acquisitions provide revenue and expansion potential.

Bobby V’s operates one 83 seat pizza and sandwich sports bar in Tampa, Florida.  The restaurant was founded in 1994.  Unaudited gross revenues of the restaurant’s most recently ended 2010 fiscal year were $1,519,000.

Philly franchises to others pizza and sandwich sports bars in Florida, Ohio, and Georgia.  Audited gross revenues of the business’ most recently ended 2010 fiscal year were $731,000.

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

	For the Six Months Ended
	November 30, 2011	November 30, 2010
Net sales	$1,284,897	$1,112,536

Operating loss	(831,483)	(717,777)

Net loss	$(864,550)	$(892,210)

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

Big Three Restaurants, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(11) Business Combinations (continued)

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

(12) Segment Reporting

Due to the nature of the business activities, and that separate information is used to manage components of operations, and that information is reported to the Company's board of directors, management has identified the following reportable segments:

1. Pizza restaurant and sports bar
2. Franchising operations
3. Pasta sauce and salsa distribution

Summarized in the following tables are net sales and operating revenues, depreciation and amortization, loss before taxes, and total assets for the Company's reportable segments for the three month and six month periods ended November 30, 2011 and November 30, 2010.

	For the Three Months Ended		For the Six Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Pizza restaurant and sports bar	$454,277	$-	$454,277	$-
Franchising operations	164,480	-	164,480	-
Pasta sauces and salsa distribution	19,439	32,386	53,522	60,181
Total revenues	$638,196	$32,386	$672,279	$60,181

Depreciation and amortization
Pizza restaurant and sports bar	$17,378	$-	$17,378	$-
Franchising operations	67,649	-	67,649	-
Pasta sauces and salsa distribution	-	-	-	-
Total depreciation and amortization	85,027	-	85,027	-

Loss before taxes
Pizza restaurant and sports bar	$(69,472)	$-	$(69,472)	$-
Franchising operations	(96,357)	-	(96,357)	-
Pasta sauces and salsa distribution	(13,816)	(19,107)	(34,143)	(38,120)
Combined	(179,645)	(19,107)	(199,972)	(38,120)

Corporate administration and other	(768,124)	(305,449)	(915,601)	(450,636)

Total loss before taxes	$(947,769)	$(324,556)	$(1,115,573)	$(488,756)

Assets
Pizza restaurant and sports bar	$1,317,575	$-	$1,317,575	$-
Franchising operations	3,021,946	-	3,021,946	-
Pasta sauces and salsa distribution	15,687	30,029	15,687	30,029
Total Assets	$4,355,208	$30,029	$4,355,208	$30,029

Note: Certain segment expenses have been allocated to corporate administration and other.

Big Three Restaurants, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(13) Subsequent Events

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

Effective March 8, 2012, our majority stockholder, JVW Entertainment, Inc., removed two of the Company's directors by action by written consent. More information about the removal of these board members is available in our report on Form 8-K filed on March 15, 2012.

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

Effective April 19, 2012, a member of the Company's directors resigned. More information about the resignation of this board member is available in our report on Form 8-K filed on April 24, 2012.

Effective May 8, 2012, the Company entered into a Purchase and Sale Agreement and Mutual General Release with a consultant and stockholder, and our Vice President for Retail Sales, whereby we sold back all of our interest in the pasta sauce and salsa distribution operation, trademarks and all related business which we had purchased from the two parties on March 5, 2010. In consideration for the transaction we mutually terminated the consulting agreement and non-compete agreement; the stockholder surrendered 940,000 shares of our common stock, 1,000,000 common stock purchase warrants; and cancelled all accrued and unpaid compensation under the consulting agreement. Our Vice President of Retail Sales resigned the position, cancelled all accrued and unpaid compensation, and surrendered 99,868 shares of our common stock. More information about the Purchase and Sale Agreement and Mutual Release is available on our report on Form 8-K filed on May 9, 2012.

Big Three Restaurants, Inc.
(A majority owned subsidiary of JVW Entertainment, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

(13) Subsequent Events (continued)

As this Form 10Q/A amends a previously filed quarterly report, we have not included discontinued operations disclosure. Complete discontinued operations disclosure will be included in Form 10K for the fiscal year ended May 31, 2012. The following table presents unaudited pro forma information of the results of the Company for the periods ended November 30, 2011 and November 30, 2010 as if the disposition had taken place at the beginning of the periods presented.

	For the Three Months Ended		For the Six Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating loss as reported	$(839,048)	$(324,556)	$(1,006,852)	$(488,756)
Operating loss from discontinued operations	13,816	19,107	34,143	38,120
Pro forma operating loss	(825,232)	(305,449)	(972,709)	(450,636)

On May 14, 2012 the Company changed its name to "Big Three Restaurants, Inc.". We believe this name is compatible with our current trading symbol of "BTHR", which we do not expect to change.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Our consolidated operations include a well established and recognized pizza and sandwich sports bar located in Tampa, Florida, a company that franchises pizza and sandwich sports bars in the states of Florida, Ohio, and Georgia, and a company that sells and distributes pasta sauces and salsas in the northeastern United States.  Effective May 8, 2012, the Company disposed of the pasta sauce and salsa distribution operation. More information is available on our Form 8-K filed on May 9, 2012.

Since our inception on July 28, 2009 through November 30, 2011 we have generated revenues of $863,033 and incurred a net loss of $2,052,466. We believe that our subsidiary operations are synergistic which will lead to improvements in overall operating results over time. We believe that our pizza and sandwich sports bar will be profitable after we achieve the required funding to retire the promissory notes issued to purchase the operation. We believe the franchising operation will continue to grow and will provide profits resulting from new territory agreements and expanded marketing efforts to build name recognition. You have no assurance that our beliefs or expectations will be achieved or that cash flows from our business will be adequate to achieve profitability or to maintain operations.

The operating results for the period ended November 30, 2011 includes revenues and expenses of our subsidiary operations acquired September 2, 2011. The operating activity during the period ended November 30, 2010, was limited to our pasta sauce and salsa distribution operation.

The following table presents the change in operating losses over the periods presented:

		For the Three Month Period Ended
			Increase	Percent change
Segment	November 30, 2011	November 30, 2010	(decrease)	from 2011
Pizza restaurant and sports bar	$(63,126)	$-	$(63,126)
Franchising operations	(95,044)	-	(95,044)
Pasta sauces and salsa distribution	(13,816)	(19,107)	5,291	-28%
Combined operating income (loss)	(171,986)	(19,107)	(152,879)	800%

Corporate administration and other	(667,062)	(305,449)	361,613	-118%
Total Operating Loss	$(839,048)	$(324,556)	$208,734	-64%

		For the Six Month Period Ended
			Increase	Percent change
Segment	November 30, 2011	November 30, 2010	(decrease)	from 2011
Pizza restaurant and sports bar	$(63,126)	$-	$(63,126)
Franchising operations	(95,044)	-	(95,044)
Pasta sauces and salsa distribution	(34,143)	(38,120)	3,977	-10%
Combined operating income (loss)	(192,313)	(38,120)	(154,193)	404%

Corporate administration and other	(814,539)	(450,636)	(363,903)	81%
Total Operating Loss	$(1,006,852)	$(488,756)	$(518,096)	106%

We have experienced several periods of capital formation and business acquisition expenses resulting in operating losses which management believes are normal for an expanding business.

Revenues

Revenues for the period ended November 30, 2011 includes the revenues of our subsidiary operations acquired September 2, 2011. Revenues generated during the period ended November 30, 2010, was limited to our pasta sauce and salsa distribution operation.

The following table presents the change in revenues over the periods presented:

		For the Three Month Period Ended
			Increase	Percent change
Segment	November 30, 2011	November 30, 2010	(decrease)	from 2011
Pizza restaurant and sports bar	$454,277	$-	$454,277
Franchising operations	164,480	-	164,480
Pasta sauces and salsa distribution	19,439	32,386	(12,947)	-40%
Total Revenue	$638,196	$32,386	$605,810	1871%

		For the Six Month Period Ended
			Increase	Percent change
Segment	November 30, 2011	November 30, 2010	(decrease)	from 2011
Pizza restaurant and sports bar	$454,277	$-	$454,277
Franchising operations	164,480	-	164,480
Pasta sauces and salsa distribution	53,522	60,181	(6,659)	-11%
Total Revenue	$672,279	$60,181	$612,098	1017%

We expect our sales to increase for fiscal year ending May 31, 2013 resulting from the acquisition of our pizza restaurant and sports bar, the acquisition of our franchising operation, and from the increased marketing and geographical expansion efforts of our franchising company.  The expansion plan for our franchise operation includes an expected growth of twenty new locations over the next ten years. On September 25, 2011, our franchise operation entered into a territory agreement for the state of Georgia which requires the territory owner to open ten stores in Georgia over the next ten years. On March 23, 2011, our franchise operation entered into a territory agreement for the state of Ohio which requires the territory owner to open twenty-three stores in Ohio over through the period ended January 31, 2021. We plan to realign operations of our franchise stores in Florida to optimize revenues. We are engaged in negotiations for potential territory franchise agreements in Texas, California and Nevada.

Expenses

Expenses for the period ended November 30, 2011 includes the expenses of our subsidiary operations acquired September 2, 2011. Expenses incurred during the period ended November 30, 2010, was limited to our pasta sauce and salsa distribution operation.

The following table presents the change in operating expenses over the periods presented:

		For the Three Month Period Ended
			Increase	Percent change
Segment	November 30, 2011	November 30, 2010	(decrease)	from 2011
Pizza restaurant and sports bar	$328,932	$-	$328,932
Franchising operations	259,524	-	259,524
Pasta sauces and salsa distribution	17,839	333,253	(315,414)	(77)%
Combined expenses	606,295	333,253	273,042

Corporate administration and other	667,062	-	667,062
Total Expenses	$1,273,357	$333,253	$940,104	282%

		For the Six Month Period Ended
			Increase	Percent change
Segment	November 30, 2011	November 30, 2010	(decrease)	from 2011
Pizza restaurant and sports bar	$328,932		$328,932
Franchising operations	259,524		259,524
Pasta sauces and salsa distribution	45,571	502,495	(456,924)	(89)%
Combined expenses	634,027	502,495	131,532

Corporate administration and other	814,539	-	814,539
Total Expenses	$1,448,566	$502,495	$946,071	188%

Note: Certain segment expenses have been allocated to corporate administration and other.

The increase in operating expenses was primarily due to the addition of operating expenses of newly acquired subsidiary operations, and costs incurred to acquire the subsidiaries.

Liquidity and Capital Resources

As of November 30, 2011, our cash balance was $10,168.  The Statements of Cash Flows provide information about our net cash flow for the financial statement periods presented in this quarterly report.  Our pizza restaurant and sports bar operation, and franchise operation, are financed by operating cash flow. To date, we have financed corporate overhead and our pasta and salsa distribution operation through the issuance of stock and contributions to capital by JVW Entertainment, Inc. We do not expect the disposition of our pasta sauce and salsa distribution operation to affect our liquidity.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 4.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures: As of November 30, 2011, our management carried out an evaluation of the effectiveness of disclosure controls and procedures, with the participation of our principal executive and principal financial officers.  Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our chief executive officer and chief financial officer have concluded that, as of November 30, 2011, we did not have effective disclosure controls and procedures.

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

308(b) – Changes in internal control over financial reporting:  Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the period ended November 30, 2011 that have materially affected or are reasonably likely to materially affect this control.

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

Big Three Restaurants, Inc.

Date: May 25, 2012	By:	/s/ John V. Whitman, Jr.
John V. Whitman, Jr., Chief Executive Officer
(Principal Executive and Principal Operating Officer)

Date: May 25, 2012	By:	/s/ William R. VanHook, Jr.
William R. VanHook, Jr., Chief Financial Officer
(Principal Financial and Accounting Operating Officer)